Form 10-Q
period 2005-03-31
Huntsman Advanced Materials LLC
filed 2005-05-11
CIK 1289518

Use these links to rapidly review the document
HUNTSMAN ADVANCED MATERIALS LLC QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-115344

HUNTSMAN ADVANCED MATERIALS LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	92-0194012 (I.R.S. Employer Identification No.)

500 Huntsman Way
Salt Lake City, Utah 84108
(801) 584-5700
(Address of principal executive offices and telephone number)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐    NO ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐    NO ☒

        On May 9, 2005, 4,672,047 units of membership interest of the registrant were outstanding. There is no established trading market for the registrant's units of membership interest. All of the registrant's units of membership interest are held by affiliates.

HUNTSMAN ADVANCED MATERIALS LLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2005
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$94.4	$93.8
Trade accounts receivable (net of allowance for doubtful accounts of $7.1 and $7.3, respectively)	223.9	235.1
Inventories, net	188.7	179.5
Deferred income taxes	1.0	1.0
Other current assets	11.7	13.4

Total current assets	519.7	522.8
Property, plant and equipment, net	359.4	378.6
Intangible assets	0.7	0.7
Deferred income taxes	33.0	34.5
Other noncurrent assets	18.5	16.7

Total assets	$931.3	$953.3

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$94.4	$82.9
Accrued liabilities	94.3	113.5
Deferred income taxes	6.2	6.3
Short-term debt	0.4	1.7

Total current liabilities	195.3	204.4
Long-term debt, net	348.8	348.7
Other noncurrent liabilities	135.8	142.2

Total liabilities	679.9	695.3

Commitments and contingencies (Notes 14 & 15)
Minority interests	2.6	2.4
Members' equity:
Members' equity, 4,672,047 units	222.1	222.1
Retained earnings	36.1	38.9
Accumulated other comprehensive loss	(9.4)	(5.4)

Total members' equity	248.8	255.6

Total liabilities and members' equity	$931.3	$953.3

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in Millions)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Revenues	$311.5	$284.7
Cost of goods sold	233.5	216.4

Gross profit	78.0	68.3
Expenses:
Selling, general and administrative	35.4	41.5
Research and development	8.7	8.7
Legal and contract settlement charges	—	1.8
Foreign exchange losses (gains)	12.9	(2.7)

Total expenses	57.0	49.3

Operating income	21.0	19.0
Interest expense, net	(10.2)	(10.2)

Income before income taxes and minority interest	10.8	8.8
Income tax expense	(13.4)	(10.0)
Minority interests in subsidiaries' income	(0.2)	(0.4)

Net loss	(2.8)	(1.6)
Other comprehensive loss	(4.0)	(4.4)

Comprehensive loss	$(6.8)	$(6.0)

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (UNAUDITED)

(Dollars and Units in Millions)

	Share Capital/ Members' Equity
				Accumulated Other Comprehensive Loss
			Retained Earnings
	Units	Amount			Total
Balance, December 31, 2004	4.7	$222.1	$38.9	$(5.4)	$255.6
Net loss		—	(2.8)	—	(2.8)
Other comprehensive loss		—	—	(4.0)	(4.0)

Balance, March 31, 2005	4.7	$222.1	$36.1	$(9.4)	$248.8

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Cash Flows From Operating Activities:
Net loss	$(2.8)	$(1.6)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	12.2	14.9
Noncash interest expense	0.6	0.7
Unrealized loss on foreign currency transactions	10.9	0.8
Other	0.2	(1.0)
Loss (gain) on sale of fixed assets	0.3	(0.9)
Deferred income taxes	5.5	9.5
Minority interests in subsidiaries income	0.2	0.4
Changes in operating assets and liabilities:
Accounts receivable, net	4.3	(23.7)
Inventories, net	(14.6)	(8.2)
Accounts payable	15.8	7.8
Other operating assets and liabilities	(24.8)	(6.5)

Net cash provided by (used in) operating activities	7.8	(7.8)

Investing Activities:
Capital expenditures	(5.6)	(1.7)
Other assets	—	0.2
Proceeds from sale of fixed assets	0.1	1.2

Net cash used in investing activities	(5.5)	(0.3)

Financing Activities:
Decrease in short-term debt, net	(1.3)	(0.9)

Net cash used in financing activities	(1.3)	(0.9)

Effect of exchange rate changes on cash	(0.4)	(1.0)

Increase (decrease) in cash and cash equivalents	0.6	(10.0)
Cash and cash equivalents at beginning of period	93.8	73.2

Cash and cash equivalents at end of period	$94.4	$63.2

Supplemental cash flow information:
Cash paid for interest	$(19.4)	$(20.3)
Cash paid for income taxes	$(2.3)	$—

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     General

  Description of Business

        Huntsman Advanced Materials LLC (including its subsidiaries, unless the context otherwise requires, the "Company", "our", "us", or "we") is a global producer and marketer of technologically advanced specialty chemicals used in a wide variety of industrial and consumer applications. We provide our customers with:

  •
  epoxy resin compounds and formulations;

  •
  cross-linking matter and curing agents; and

  •
  epoxy, acrylic and polyurethane-based adhesives and tooling resin formulations.

Our products are used to address customer-specific application needs and are utilized in a wide variety of end markets, such as adhesives, electrical and electronic materials, structural composites and surface technologies. We operate 13 manufacturing facilities worldwide, including facilities in North America, South America, Europe, Asia and Africa. We operate in one reportable business segment.

  Company

        We are a Delaware limited liability company, 90.3% of our membership interests are indirectly owned by Huntsman Corporation through Huntsman Advanced Materials Holdings LLC, a Delaware limited liability company ("AdMat Holdings") and Huntsman Advanced Materials Investment LLC, a Delaware limited liability company ("AdMat Investment") and the balance of the membership interests are held indirectly by third parties, including SISU Capital Limited ("SISU"), a private investment firm based in London, U.K.

        On June 30, 2003, a predecessor of Huntsman Corporation, Huntsman Holdings LLC ("Huntsman Holdings") and other equity affiliates of Huntsman Holdings completed a restructuring and business combination involving Vantico Group S.A. (collectively with its subsidiaries, unless the context otherwise requires, "Vantico" or the "Predecessor Company"), whereby ownership of the equity of Vantico was transferred to us (the "AdMat Transaction").

        We accounted for the AdMat Transaction as a purchase business combination.

  Initial Public Offering of Huntsman Corporation

        On February 16, 2005, Huntsman Corporation, our parent corporation, completed initial public offerings of (i) 55,681,819 shares of its common stock sold by Huntsman Corporation and 13,579,546 shares of its common stock sold by a selling stockholder, in each case at a price to the public of $23 per share, and (ii) 5,750,000 shares of its 5% Mandatory Convertible Preferred Stock sold by Huntsman Corporation at a price to the public of $50 per share. Net proceeds to Huntsman Corporation from the offering were approximately $1,500 million, substantially all of which has been used to repay outstanding indebtedness of certain of Huntsman Corporation's subsidiaries, including HMP Equity Holdings Corporation, Huntsman LLC and Huntsman International Holdings LLC.

  Principles of Consolidation

        Our consolidated financial statements include the accounts of our majority-owned subsidiaries for which we are the primary beneficiary.

  Interim Financial Statements

        Our unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in management's opinion, reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-115344).

  Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

        Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation.

2.     Recently Issued Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a complete replacement of FIN 46 (FIN 46R) to clarify certain complexities. We adopted this financial interpretation on January 1, 2005. The adoption of the standard had no impact on the financial statements.

        In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs—an amendment of ARB No. 43." SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are reviewing SFAS No. 151 to determine the statement's impact on our consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29." SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this standard are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We will apply this standard prospectively.

        In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share based payments as previously provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees." We adopted SFAS No. 123R effective January 1, 2005, and have applied this standard prospectively to share-based awards issued to our employees in connection with Huntsman Corporation's initial public offering. In connection with Huntsman Corporation's initial public offering of common stock on February 16, 2005, certain of our employees received Huntsman Corporation stock options and restricted stock. Accordingly, we were allocated share-based compensation expense of $0.1 million during the three months ended March 31, 2005. We did not have share-based awards prior to the awards issued in connection with Huntsman Corporation's initial public offering.

        In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies the term conditional asset retirement obligation used in SFAS No. 143, "Accounting for Asset Retirement Obligations," and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of December 2005. We are reviewing FIN 47 to determine its impact on our financial statements.

        In March 2005, the Emerging Issues Task Force issued a preliminary consensus on issue 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," that, if adopted, would require companies to recognize an exchange of finished goods for raw materials or work-in-process within the same line of business at fair value. All other exchanges of inventory would be reflected at the recorded amount. We are evaluating the impact of this preliminary consensus to determine its impact on our results of operations.

3.     Inventories

        Inventories consist of the following (dollars in millions):

	March 31, 2005	December 31, 2004
Raw materials and supplies	$38.4	$34.6
Work in process	22.9	29.4
Finished goods	137.9	126.5

Total	199.2	190.5
Allowance for obsolete and slow moving inventories	(10.5)	(11.0)

Inventories, net	$188.7	$179.5

4.     Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment are as follows (dollars in millions):

	March 31, 2005	December 31, 2004
Land	$18.6	$19.5
Buildings	138.8	142.7
Plant and equipment	273.3	279.8
Construction in progress	15.4	12.7

Total	446.1	454.7
Less accumulated depreciation	(86.7)	(76.1)

Property, Plant and Equipment, net	$359.4	$378.6

        Depreciation expense for the three months ended March 31, 2005 and 2004, was $12.2 million and $13.9 million respectively.

5.     Intangible Assets

        The gross carrying amount and accumulated amortization of intangible assets were as follows (dollars in millions):

	March 31, 2005			December 31, 2004
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Pension asset	0.7	—	0.7	0.7	—	0.7

Total	$0.7	$—	$0.7	$0.7	$—	$0.7

        Amortization expense for intangible assets for the three month periods ended March 31, 2005 and 2004, was nil and $1.0 million.

6.     Other Current Assets

        Other current assets consist of the following (dollars in millions):

	March 31, 2005	December 31, 2004
Prepaid expenses	$2.5	$3.2
Other current assets	9.2	10.2

Total	$11.7	$13.4

7.     Other Noncurrent Assets

        Other noncurrent assets consist of the following (dollars in millions):

	March 31, 2005	December 31, 2004
Debt issuance costs, net	$12.5	$13.1
Other noncurrent assets	6.0	3.6

Total	$18.5	$16.7

        In connection with the issuance of certain long-term debt and other obligations, certain direct fees and expenses were incurred. These financing costs have been capitalized and are amortized as interest expense through the consolidated statements of operations over the term of the associated debt using the effective interest method. The amortization expense related to capitalized financing costs amortization included in interest expense was $0.6 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively.

8.     Accrued Liabilities

        Accrued liabilities consist of the following (dollars in millions):

	March 31, 2005	December 31, 2004
Payroll, severance and related costs	$25.6	$25.8
Taxes other than income taxes	7.0	19.0
Interest	8.4	17.8
Income taxes payable	12.4	6.5
Restructuring and plant closing costs	17.2	21.1
Other miscellaneous accruals	23.7	23.3

Total	$94.3	$113.5

9.     Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following (dollars in millions):

	March 31, 2005	December 31, 2004
Pension and postretirement liabilities	$103.6	$112.0
Loss contingencies	10.5	11.7
Other noncurrent liabilities	6.2	6.1
Restructuring reserves	9.0	11.9
Deferred tax liability	6.5	0.5

Total	$135.8	$142.2

10.   Restructuring Charges

        As of December 31, 2004, our restructuring reserves consisted of $33.0 million related to the restructuring programs implemented in association with the AdMat transaction, the realignment and simplification of the commercial and technical organization and the closure of the Kaohsiung, Taiwan production facility.

        As of March 31, 2005, activity in our restructuring reserves consisted of the following (dollars in millions):

	Workforce Reductions	Plant Closure Costs	Other	Total
Accrued liability as of January 1, 2005	$28.1	$1.1	$3.8	$33.0
Payments—opening balance sheet initiatives	(3.0)	—	(0.5)	(3.5)
Payments—2004 initiatives	(2.5)	—	—	(2.5)
Impact of foreign currency translation	(0.6)	—	(0.2)	(0.8)

Accrued liability as of March 31, 2005	$22.0	$1.1	$3.1	$26.2

11.   Debt

        Outstanding debt consists of the following (dollars in millions):

	March 31, 2005	December 31, 2004
Debt:
AdMat Senior Secured Notes	$348.7	$348.6
Vantico Senior Notes	0.1	0.1
Other debt	0.4	1.7

Total	349.2	350.4
Less short-term debt	(0.4)	(1.7)

Total long-term debt	$348.8	$348.7

  Revolving Credit Facility

        On June 30, 2003, we entered into the AdMat Revolving Credit Facility that provides up to $60 million of borrowings and is secured by a first lien on substantially all of our assets and those of certain of our subsidiaries. The collateral includes substantially all real property and equipment relating to our manufacturing plants located at Bergkamen, Germany; Monthey, Switzerland; McIntosh, Alabama; and Duxford, U.K. The collateral also includes certain capital stock and intercompany notes of certain of our subsidiaries, and certain other assets, principally including inventory and accounts receivable. Our obligations under the AdMat Revolving Credit Facility have been initially guaranteed by all of our U.S. subsidiaries and certain of our non-U.S. subsidiaries (collectively, the "AdMat Guarantors"). The agent for the lenders under the AdMat Revolving Credit Facility and the trustee under the indenture governing the Senior Secured Notes are parties to an intercreditor agreement (the "AdMat Intercreditor Agreement").

        The AdMat Revolving Credit Facility matures on June 30, 2007. Interest rates, at our option, are based upon either a eurocurrency rate (LIBOR) or a base rate (prime), plus an applicable spread. The applicable spreads vary based on a pricing grid. In the case of the eurocurrency-based loans, spreads range from 3.0% to 4.5% per annum, depending on whether specified conditions have been satisfied, and, in the case of base rate loans, from 2.0% to 3.5% per annum. As of March 31, 2005, we had no amounts drawn on the AdMat Revolving Credit Facility and had approximately $10.1 million of letters of credit issued and outstanding under the AdMat Revolving Credit Facility. The AdMat Revolving Credit Facility allows us to borrow up to $20 million secured by letters of credit; however, the $60 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding. There are no scheduled debt amortization payments on the AdMat Revolving Credit Facility until its maturity date.

        The agreement governing the AdMat Revolving Credit Facility contain customary financial covenants; covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments and affiliate transactions; change in control provisions; events of default provisions; and acceleration provisions. Management believes that we were in compliance with the covenants of the AdMat Revolving Credit Facility as of March 31, 2005.

  Senior Secured Notes

        In connection with the AdMat Transaction, on June 30, 2003, we issued $250 million of Fixed Rate Notes due 2010 and $100 million of Floating Rate Notes due 2008. The $250 million Fixed Rate Notes bear a fixed rate of interest of 11%, and the Floating Rate Notes bear interest at a rate per annum equal to LIBOR plus 8.0%, subject to a floor with respect to LIBOR of 2.0%. As of March 31, 2005, the interest rate on the Floating Rate Notes was 10.89%, excluding additional interest discussed below. Interest on the Floating Rate Notes resets semiannually. The $100 million Floating Rate Notes were issued with an original issue discount of 2.0%, or for $98 million. The $2 million discount is being amortized to interest expense over the term of the Floating Rate Notes. Interest is payable on the Senior Secured Notes semiannually on January 15 and July 15 of each year. The effective interest rate on the Floating Rate Notes was 11.14% as of March 31, 2005, excluding the impact of additional interest discussed below.

        The Senior Secured Notes are secured by a second lien, subject to the AdMat Intercreditor Agreement, on substantially all of the assets that secure the AdMat Revolving Credit Facility. The Senior Secured Notes effectively rank senior in right of payment to all existing and future obligations of our company that are unsecured or secured by liens on the collateral junior to the liens securing the Senior Secured Notes. The Senior Secured Notes are initially guaranteed on a senior basis by the AdMat Guarantors and are also supported by liens on substantially all of the assets of the AdMat Guarantors.

        The Fixed Rate Notes are redeemable on or after July 15, 2007 at our option at a price declining ratably from 105.5% to 100.0% of par value by the year 2009. The Floating Rate Notes are redeemable on or after July 15, 2005 at our option at a price declining ratably from 105.0% to 100.0% of par value by the year 2007. At any time prior to July 15, 2007 for the Fixed Rate Notes and July 15, 2005 for the Floating Rate Notes, we may redeem all or part of such notes at 100% of their principal amount, plus a "make whole" premium, as defined in the indenture. In addition, at any time prior to July 15, 2006 for the Fixed Rate Notes and July 15, 2005 for the Floating Rate Notes, we may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price of 111% of the principal thereof with the net cash proceeds of one or more qualified equity offerings, subject to certain conditions and limitations. There are no scheduled debt amortization payments on the Senior Secured Notes until their maturity date.

        The indenture governing the Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also contains a change of control provision requiring us to offer to repurchase the Senior Secured Notes upon a change of control. Management believes that we were in compliance with the covenants of the indenture as of March 31, 2005.

        Under the terms of a registration rights agreement among us, the AdMat Guarantors and the initial purchasers of the Senior Secured Notes, we were required to cause a registration statement relating to an exchange offer for the Senior Secured Notes to become effective on or before July 9, 2004 (the "Effectiveness Date") and to complete the exchange offer on or before August 23, 2004 (the "Completion Date"). Due to a delay in the completion of predecessor period audited financial statements for certain of our subsidiaries, the registration statement did not become effective by the Effectiveness Date and the exchange offer was not completed by the Completion Date. Accordingly, under the registration rights agreement, we were required to pay additional interest on the Senior Secured Notes. We are currently paying additional interest at a rate of 0.75% per year and this rate will increase to 1.00% per year on May 21, 2005 until the exchange offer is completed. We expect that the exchange offer will be completed in June 2005.

  Vantico Senior Notes

        On August 1, 2000, the Predecessor Company issued the €250 million Vantico Senior Notes. The Vantico Senior Notes bear interest at 12%, become due during 2010 and are unsecured subordinated debt obligations. In connection with the AdMat Transaction, approximately 99.6% of the Vantico Senior Notes were converted to equity and the Predecessor Company entered into a supplemental indenture that provided for the elimination of most of the covenants previously contained in the indenture. On September 10, 2003, pursuant to a change of control provision in the supplemental indenture, substantially all of the remaining approximately 0.4% of the Vantico Senior Notes were purchased at 101% of par value plus accrued interest and were cancelled. Less than $0.1 million of the Vantico Senior Notes were outstanding as of March 31, 2005.

12.   Employee Benefit Plans

        Components of the net periodic benefit costs for the three months ended March 31, 2005 and 2004 were as follows (dollars in millions):

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended March 31 2005	Three Months Ended March 31 2004	Three Months Ended March 31 2005	Three Months Ended March 31 2004
Components of net periodic benefit cost
Service cost	$3.1	$2.1	$0.1	$0.1
Interest cost	4.1	3.3	0.2	0.2
Expected return on assets	(4.0)	(3.3)	—	—
Prior service cost amortization	(0.8)	—	—	—
Actuarial gain amortization	0.1	—	—	—

Net periodic benefit cost	$2.5	$2.1	$0.3	$0.3

13.   Other Comprehensive Loss

        The components of other comprehensive loss are as follows (dollars in millions):

	Accumulated other comprehensive loss		Other comprehensive loss
	March 31, 2005	December 31, 2004	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Foreign currency translation adjustments, net of tax of $5.0 million as of each of March 31, 2005 and December 31, 2004	$(8.0)	$(4.0)	$(4.0)	$(4.4)
Additional minimum pension liability, net of tax benefit of $0.3 million as of each of March 31, 2005 and December 31, 2004	(1.4)	(1.4)	—	—

Total	$(9.4)	$(5.4)	$(4.0)	$(4.4)

        Items of other comprehensive income have been recorded net of deferred tax, with the exception of income permanently reinvested, based upon the jurisdiction where the income or losses were realized.

14.   Commitments and Contingencies

  Purchase Commitments

        We have various purchase commitments extending through 2012 for materials, supplies and services entered into in the ordinary course of business. The purchase commitments are contracts that require minimum volume purchases. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shut down of a facility. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations.

        We are indemnified by Ciba against certain liabilities arising on supply contracts. The indemnification covers the first CHF 50 million ($41.9 million at the March 31, 2005 exchange rate), and 50% of an additional CHF 50 million, thereby providing CHF 75 million ($62.8 million) of coverage against the first CHF 100 million ($83.7 million), of costs arising from onerous supply contracts.

  Legal Matters

        Vantico concluded that certain of the products of its former Electronics division may have infringed patents owned by Taiyo and it entered into a license agreement in October 2001 with Taiyo to obtain the right to use the Taiyo patents. This license agreement required payment of approximately $4.2 million in back royalties and agreement to pay periodic royalties for future use. We believe that Ciba Specialty Chemicals Holdings Inc. ("Ciba") is liable under the indemnity provisions of certain agreements in connection with the leveraged buy out transaction in 2000 involving Ciba and Vantico for certain payments made under the license agreement and related costs and expenses, and we initiated an arbitration proceeding against Ciba. In July 2004, we entered into a settlement agreement with Ciba with respect to this matter. In general, the settlement agreement provided that Ciba would pay us $11.1 million in 2004 and provide us with approximately $11 million of credits over the next five years against payments for certain services provided by Ciba at one of our facilities. We received additional consideration in the form of modifications to certain agreements between us and Ciba. In August 2004, we received payment of the $11.1 million settlement. As of March 31, 2005, we have incurred approximately $2.6 million in costs in connection with the arbitration proceedings against Ciba.

        We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. See "—Environmental, Health and Safety Matters" for a discussion of environmental proceedings.

15.   Environmental, Health and Safety Matters

  General

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities.

  Environmental, Health and Safety Systems

        We are committed to achieving and maintaining compliance with all applicable environmental, health and safety ("EHS") legal requirements, and we have developed policies and management systems that are intended to identify the multitude of EHS legal requirements applicable to our operations, enhance compliance with applicable legal requirements, ensure the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although EHS legal requirements are constantly changing and are frequently difficult to comply with, these EHS management systems are designed to assist us in our compliance goals while also fostering efficiency and improvement and minimizing overall risk to us.

  EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2005 and 2004, our capital expenditures for EHS matters totaled $0.1 million and $0.3 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

  Governmental Enforcement Proceedings

        On occasion, we receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable EHS law. By way of example, we are aware of the individual matters set out below, which we believe to be the most significant presently pending matters and unasserted claims. Although we may incur costs or penalties in connection with the governmental proceedings discussed below, based on currently available information and our past experience, we believe that the ultimate resolution of these matters will not have a material impact on our results of operations, financial position or liquidity.

        Our subsidiary Huntsman Advanced Materials (U.K.) Ltd is tentatively scheduled to appear in Magistrates Court in the U.K. in July 2005 with regard to charges filed following an investigation by the U.K. Health and Safety Executive. The charges arise from alleged failures to follow applicable regulations for the management of asbestos contamination caused by construction activity at our Duxford, U.K. facility between November 2002 and January 2003. We believe that some or all of the alleged violations arise from conduct by a third-party contractor occurring before we assumed responsibility for the Duxford facility. Our subsidiary has been in discussions with the prosecution in an effort to settle this matter. As a result, our subsidiary has entered pleas of guilty to two of the five charges, and the prosecution has agreed to drop the remaining three. We expect that a monetary fine will be imposed with regard to the two charges on which pleas were entered. Based on penalties imposed in the U.K. for similar alleged violations by other companies, we do not believe this matter will result in the imposition of costs material to our results of operations, financial position or liquidity.

  Remediation Liabilities

        We have incurred, and we may in the future incur, liability to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Similarly, we may incur costs for the cleanup of wastes that were disposed of prior to the purchase of our businesses. Under some circumstances, the scope of our liability may extend to damages to natural resources.

        Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater and surface water contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, we are aware that there is significant contamination, largely related to a landfill and lagoons, at our McIntosh, Alabama plant site. Further, soil and groundwater contamination have been identified at our plants in Duxford, U.K. and Monthey, Switzerland. Pursuant to certain agreements with respect to these sites, we expect that Ciba will have primary financial responsibility for such matters, although we may be required to contribute to the costs of remediation in certain instances, and we believe that Ciba has the intention and ability to honor these agreements. Based on available information and the indemnification rights we believe are likely to be available, we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our financial condition, results of operations or cash flows, and therefore we have made no accrual for such liabilities as of March 31, 2005. However, if such indemnities are unavailable or do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, and if such costs are material, then such expenditures may have a material adverse effect on our financial condition, results of operations or cash flows. At the current time, we are unable to estimate the full cost, exclusive of indemnification benefits, to remediate known contamination sites.

  Regulatory Developments

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, we have submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. We expect to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although we do not know with certainty what each IPPC permit will require, we believe, based upon our experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to our results of operations, financial position or liquidity.

        In October 2003, the European Commission adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called "REACH" (Registration, Evaluation and Authorization of Chemicals), companies that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database. The REACH initiative, as proposed, would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require capital expenditures by us. As proposed, REACH would take effect in three primary stages over the eleven years following the final effective date (assuming final approval). The impacts of REACH on the chemical industry and on us are unclear at this time because the parameters of the program are still being actively debated.

16.   Income Taxes

        Income tax expense was $13.4 million for the three months ended March 31, 2005 and was $10.0 million for the three months ended March 31, 2004. Substantially all non-U.S. operations are treated as branches of our company for U.S. income tax purposes and are, therefore, subject to both U.S. and non-U.S. income tax. In addition, our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Tax expense was a result of losses in jurisdictions where no tax benefit was provided and income in other jurisdictions where tax expense was recorded.

        Our effective income tax rate was 124% for the first quarter of 2005 as compared to 114% for the same period in 2004. Excluding the impact of foreign exchange losses of $12.9 million, which did not provide a benefit for tax purposes, our effective income tax rate would have been 56.6% for the three months ended March 31, 2005. Tax expense above the U.S. statutory rate of 35% was primarily a result of losses in jurisdictions where no tax benefit was provided, and income earned in non-U.S. jurisdictions subject to incremental U.S. tax.

        We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate the resulting deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances have been established against the entire U.S. and a material portion of the non-U.S. deferred tax assets due to the uncertainty of realization. Valuation allowances are reviewed each period on a tax jurisdiction-by-jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax asset.

17.   Condensed Consolidating Financial Statements

        The following condensed consolidating financial statements present, in separate columns, financial information for the following: our company (on a parent only basis), with our investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis and the non-guarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and March 31, 2004. There are no contractual restrictions limiting transfers of cash from guarantor subsidiaries to us. Each of the Guarantors is 100% owned by us and has fully and unconditionally guaranteed the Senior Secured Notes on a joint and several basis. We have not presented separate financial statements and other disclosures for each of the Guarantors because we believe that such information is not material to investors.

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF MARCH 31, 2005 (Dollars in Millions)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated Advanced Materials LLC
ASSETS
Current Assets:
Cash and cash equivalents	$25.8	$52.1	$16.5	$—	$94.4
Trade accounts receivable, net	46.3	242.8	201.2	(266.4)	223.9
Inventories, net	—	49.8	140.0	(1.1)	188.7
Deferred income taxes	—	—	1.0	—	1.0
Other current assets	0.1	5.2	6.4	—	11.7

Total current assets	72.2	349.9	365.1	(267.5)	519.7
Property, plant and equipment, net	—	311.6	47.8	—	359.4
Investment in unconsolidated affiliates	423.7	33.4	0.1	(456.9)	0.3
Other intangible assets, net	(21.1)	21.7	0.1	—	0.7
Deferred income taxes	5.3	27.1	0.6	—	33.0
Other noncurrent assets	424.9	338.0	3.3	(748.0)	18.2

Total assets	$905.0	$1,081.7	$417.0	$(1,472.4)	$931.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$39.2	$99.7	$221.9	$(266.4)	$94.4
Accrued liabilities	25.8	43.8	24.7	—	94.3
Deferred income taxes	5.2	0.9	0.1	—	6.2
Short-term debt	0.2	—	0.2	—	0.4

Total current liabilities	70.4	144.4	246.9	(266.4)	195.3
Long-term debt, net	585.5	406.7	104.5	(747.9)	348.8
Other noncurrent liabilities	0.3	117.4	18.1	—	135.8

Total liabilities	656.2	668.5	369.5	(1,014.3)	679.9

Minority Interest	—	—	—	2.6	2.6
Equity:
Members' equity	222.1	351.4	23.4	(374.8)	222.1
Retained earnings	36.1	64.2	24.0	(88.2)	36.1
Accumulated other comprehensive (loss) income	(9.4)	(2.4)	0.1	2.3	(9.4)

Total equity	248.8	413.2	47.5	(460.7)	248.8

Total liabilities and equity	$905.0	$1,081.7	$417.0	$(1,472.4)	$931.3

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF DECEMBER 31, 2004 (Dollars in Millions)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated Advanced Materials LLC
ASSETS
Current Assets:
Cash and cash equivalents	$4.6	$70.8	$18.4	$—	$93.8
Trade accounts receivable, net	76.7	280.8	359.0	(481.4)	235.1
Inventories, net	—	47.1	133.4	(1.0)	179.5
Deferred income taxes	—	—	1.0	—	1.0
Other current assets	0.1	8.9	4.4	—	13.4

Total current assets	81.4	407.6	516.2	(482.4)	522.8
Property, plant and equipment, net	—	329.9	48.7	—	378.6
Investment in unconsolidated affiliates	416.4	29.4	0.1	(445.6)	0.3
Other intangible assets, net	(23.0)	23.6	0.1	—	0.7
Deferred income taxes	5.2	28.6	0.7	—	34.5
Other noncurrent assets	438.7	355.2	3.3	(780.8)	16.4

Total assets	$918.7	$1,174.3	$569.1	$(1,708.8)	$953.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$33.6	$172.3	$358.4	$(481.4)	$82.9
Accrued liabilities	25.8	51.0	36.7	—	113.5
Deferred income taxes	5.3	1.0	—	—	6.3
Short-term debt	0.7	—	1.0	—	1.7

Total current liabilities	65.4	224.3	396.1	(481.4)	204.4
Long-term debt, net	597.7	420.6	111.3	(780.9)	348.7
Other noncurrent liabilities	—	123.7	18.5	—	142.2

Total liabilities	663.1	768.6	525.9	(1,262.3)	695.3

Minority Interest	—	—	—	2.4	2.4
Equity:
Members' equity	222.1	351.4	23.4	(374.8)	222.1
Retained earnings	38.9	54.0	19.7	(73.7)	38.9
Accumulated other comprehensive (loss) income	(5.4)	0.4	0.1	(0.5)	(5.4)

Total equity	255.6	405.8	43.2	(449.0)	255.6

Total liabilities and equity	$918.7	$1,174.4	$569.1	$(1,708.9)	$953.3

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2005 (Dollars in Millions)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated Advanced Materials LLC
Revenues:
Trade sales and services	$—	$104.7	$240.2	$(33.4)	$311.5
Intercompany sales	—	4.7	9.4	(14.1)	—

Revenue	—	109.4	249.6	(47.5)	311.5
Cost of goods sold	—	87.1	193.8	(47.4)	233.5

Gross profit	—	22.3	55.8	(0.1)	78.0
Expenses:
Selling, general and administrative	(0.4)	(9.6)	45.4	—	35.4
Research and development	—	7.9	0.8	—	8.7
Foreign exchange losses (gains)	0.1	14.4	(1.6)	—	12.9

Total expenses	(0.3)	12.7	44.6	—	57.0

Operating income	0.3	9.6	11.2	(0.1)	21.0
Interest expense, net	(5.1)	(0.4)	(4.7)	—	(10.2)
Equity in earnings of unconsolidated affiliates	10.1	4.1	—	(14.2)	—

Income before income taxes	5.3	13.3	6.5	(14.3)	10.8
Income tax expense	(8.2)	(3.0)	(2.3)	0.1	(13.4)
Minority interest in subsidiaries' income	—	—	—	(0.2)	(0.2)

Net (loss) income	(2.9)	10.3	4.2	(14.4)	(2.8)
Other comprehensive loss	(4.0)	(2.7)	(0.1)	2.8	(4.0)

Comprehensive (loss) income	$(6.9)	$7.6	$4.1	$(11.6)	$(6.8)

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2004 (Dollars in Millions)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated Advanced Materials LLC
Revenues:
Trade sales and services	$—	$89.0	$225.4	$(29.7)	$284.7
Intercompany sales	—	85.4	7.0	(92.4)	—

Revenue	—	174.4	232.4	(122.1)	284.7
Cost of goods sold	—	154.3	186.6	(124.5)	216.4

Gross profit	—	20.1	45.8	2.4	68.3
Expenses:
Selling, general and administrative	1.6	(3.8)	43.7	—	41.5
Research and development	—	8.1	0.6	—	8.7
Legal and contract settlement charges	—	1.8	—	—	1.8
Foreign exchange losses (gains)	0.6	(2.9)	(0.5)	0.1	(2.7)

Total expenses	2.2	3.2	43.8	0.1	49.3

Operating (loss) income	(2.2)	16.9	2.0	2.3	19.0
Interest expense, net	(2.2)	(5.5)	(2.6)	0.1	(10.2)
Equity in earnings (losses) of unconsolidated affiliates	4.2	(5.4)	—	1.2	—

(Loss) income before income taxes	(0.2)	6.0	(0.6)	3.6	8.8
Income tax (expense) benefit	(1.5)	(8.7)	0.2	—	(10.0)
Minority interest in subsidiaries' income	—	—	—	(0.4)	(0.4)

Net loss	(1.7)	(2.7)	(0.4)	3.2	(1.6)
Other comprehensive (loss) income	(4.4)	(21.7)	1.4	20.3	(4.4)

Comprehensive (loss) income	$(6.1)	$(24.4)	$1.0	$23.5	$(6.0)

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2005 (Dollars in Millions)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated Advanced Materials LLC
Net cash provided by (used in) operating activities	$21.7	$(17.3)	$3.3	$0.1	$7.8
Investing activities:
Capital expenditures	—	(4.0)	(1.6)	—	(5.6)
Proceeds from sale of fixed assets	—	—	0.1	—	0.1

Net cash used in investing activities	—	(4.0)	(1.5)	—	(5.5)

Financing activities:
Decrease in short-term debt, net	(0.5)	—	(0.8)	—	(1.3)
Net borrowings (repayments) of intercompany debt	—	2.6	(2.5)	(0.1)	—

Net cash (used in) provided by financing activities	(0.5)	2.6	(3.3)	(0.1)	(1.3)

Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)

Increase (decrease) in cash and cash equivalents	21.2	(18.7)	(1.9)	—	0.6
Cash and cash equivalents at beginning of period	4.6	70.8	18.4	—	93.8

Cash and cash equivalents at end of period	$25.8	$52.1	$16.5	$—	$94.4

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2004 (Dollars in Millions)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated Advanced Materials LLC
Net cash used in operating activities	$(4.9)	$(1.7)	$(1.2)	$—	$(7.8)
Investing activities:
Capital expenditures	—	(1.6)	(0.1)	—	(1.7)
Other assets	—	—	0.2	—	0.2
Proceeds from sale of fixed assets	—	—	1.2	—	1.2

Net cash (used in) provided by investing activities	—	(1.6)	1.3	—	(0.3)

Financing activities:
Decrease in short-term debt, net	—	—	(0.9)	—	(0.9)
Net borrowings (repayments) of intercompany debt	—	1.5	(1.5)	—	—

Net cash provided by (used in) financing activities	—	1.5	(2.4)	—	(0.9)

Effect of exchange rate changes on cash	—	(1.1)	0.1	—	(1.0)

Decrease in cash and cash equivalents	(4.9)	(2.9)	(2.2)	—	(10.0)
Cash and cash equivalents at beginning of period	9.8	45.8	17.6	—	73.2

Cash and cash equivalents at end of period	$4.9	$42.9	$15.4	$—	$63.2

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

        Some of the statements contained in this report are forward-looking in nature. In some cases, you can identify forward-looking statements by terminology such as "believes," "expects," "may," "will," "should," "anticipates" or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Some of the risks and uncertainties are discussed below in "—Cautionary Statement for Forward Looking Information" and elsewhere in this report.

Certain Defined Terms

        For convenience in this report, the terms "Company," "our," "us" or "we" may be used to refer to Huntsman Advanced Materials LLC and, unless the context otherwise requires, its subsidiaries. In this report, "Vantico" or "Predecessor Company" refers to Vantico Group S.A. and, unless the context otherwise requires, its subsidiaries, and "Ciba" refers to Ciba Specialty Chemicals Holdings Inc.

Overview

        We are a leading global manufacturer and marketer of technologically advanced epoxy, acrylic and polyurethane-based polymer products. We focus on formulations and systems that are used to address customer-specific needs in a wide variety of specialized industrial and consumer applications. Our products are used either as replacements for traditional materials such as metal, wood, clay, glass, stone and ceramics, or in applications where traditional materials do not meet demanding engineering specifications. Our business is characterized by the breadth of our product offering, our expertise in complex chemistry, our long-standing relationships with our customers and our ability to develop and adapt our technology and our applications expertise for new markets and new applications. We operate 13 facilities in North America, Europe, Asia, South America and Africa. During the quarter we restructured our marketing organization, reducing our total market groups from five to three. We currently market over 6,000 products to more than 5,000 customers in the following market groups: Coatings, Construction and Adhesives; Power and Electronics; Design and Composites Engineering, as described below. Our operations have one reportable business segment.

  Coatings, Construction and Adhesives

        We produce formulated polymer systems, additives, basic and advanced epoxy resin compounds to provide structural stability and broad application functionality, combined with overall economic efficiency, for a broad range of industrial coatings, construction and consumer applications. These products are used to make coatings for the protection of steel and concrete substrates, such as floorings, metal furniture and appliances, buildings, linings of storage tanks and food and beverage cans, and the primer coat of automobile bodies and ships, among other applications. We are a leading producer of basic liquid-epoxy resin and its basic derivatives, the building blocks for epoxy-based products in coating applications. In addition, we are a leading manufacturer of complex chemicals and additives, such as curing agents, matting agents, accelerators, cross-linkers, reactive diluents and thermoplastic polyamides, which are used in combination with epoxy resins to impart properties such as chemical and abrasion resistance and improved surface appearance.

        We produce innovative formulated polymer systems used as industrial and consumer adhesives based upon epoxy, polyurethane, acrylic and other materials, primarily marketed under the Araldite® brand name. Our adhesives are used to bond materials such as steel, aluminum, and engineering plastics. The sales of our adhesive systems have experienced rapid growth due to the continued

substitution of adhesives for traditional joining techniques, such as welding and soldering, and the use of metal fasteners and clamps. We sell our adhesive products into industry-specific markets, the general industrial bonding market and the consumer do-it-yourself market. Our primary industry-specific markets are DVD, printing inks, engineering adhesives, and liquefied natural gas transport markets.

  Power and Electronics

        We produce formulated polymer systems based on epoxy and polyurethane resins which are used to insulate, protect or shield either the environment from electrical current or electrical devices from the environment, such as temperature or humidity. We primarily sell our electrical products to customers in the electric power generation, transmission and distribution, consumer and industrial electronics, automotive and appliance markets. We believe we have a leading market position globally in epoxy-based electrical insulating materials.

        We produce liquid formulated polymer systems used in the manufacture of electrolaminates, soldermasks, inner layer resists and dielectric materials for printed circuit boards. Soldermasks are permanent coatings, resistant to heat, chemicals and the environment, that allow various components and circuitry to be soldered to the surface of a printed circuit board. Inner layer resists are temporary photo-imageable materials that enable the generation of circuitry on the inner layers of printed circuit boards. Dielectric materials are materials with electrical insulation properties that constitute an insulating layer in high-density, multi-layer printed circuit boards.

        We also produce electronic adhesive products for printed circuit board component assembly, hard disk drive gaskets and LED applications.

  Design and Composites Engineering

        We produce formulated polymer systems, complex chemicals and additives and basic and advanced epoxy resin compounds which are used to manufacture a variety of fiber-reinforced materials with enhanced structural properties, known as structural composites. Structural composites are lightweight, high-strength, rigid materials with high resistance to chemicals, moisture and high temperatures. We primarily sell our products to customers in the aerospace, automotive, wind power generation, and recreational sports equipment markets.

        We produce and market mainly polyurethane-based and epoxy formulated polymer systems used in the production of models, prototypes, patterns, molds and a variety of related products for design, prototyping and short-run manufacture. Our products are used in the automotive, aerospace and industrial markets as productivity tools to quickly and efficiently create accurate prototypes and develop experimental models, and to lower the cost of manufacturing items in limited quantities primarily using computer-aided-design techniques. These products are valued for their strength, resilience, heat resistance, dimensional stability, low shrinkage, ease of curing and ability to simulate the look and feel of a variety of materials. These characteristics have allowed our tooling and modeling materials to replace other materials traditionally used in these applications, such as wood, clay and engineering thermoplastics. Our products include photopolymers used in stereolithography, a process that combines computer-aided-design, laser technology and chemistry to permit a complex three-dimensional design to be rapidly replicated in finely-finished solid form.

Recent Developments

  Exchange Offer for Senior Secured Notes

        On June 30, 2004, we issued $250 million of 11% Senior Secured Fixed Rate Notes due 2010 and $100 million of Senior Secured Floating Rate Notes due 2008 (the "Senior Secured Notes"). Our registration statement on Form S-4 with respect to the Senior Secured Notes was declared effective by the SEC on April 28, 2005. We except to complete an exchange offer for the Senior Secured Notes in June 2005.

Results of Operations

        The following sets forth the consolidated results of operations for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Revenues	$311.5	$284.7
Cost of goods sold	233.5	216.4

Gross profit	78.0	68.3
Expenses:
Operating expenses	57.0	49.3

Total expenses	57.0	49.3

Operating income	21.0	19.0
Interest expense, net	(10.2)	(10.2)

Income before income taxes and minority interest	10.8	8.8
Income tax expense	(13.4)	(10.0)
Minority interests in subsidiaries' income	(0.2)	(0.4)

Net loss	(2.8)	(1.6)
Interest expense, net	10.2	10.2
Income tax expense	13.4	10.0
Depreciation and amortization	12.2	14.9

EBITDA(1)	$33.0	$33.5

        Included in EBITDA is the following unusual item of expense:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Legal and contract settlement charges	$—	$1.8

(1)
EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We believe that EBITDA enhances an investor's understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the U.S. ("GAAP"). Moreover, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Accordingly, our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. EBITDA is also used by securities analysts, lenders and others in their evaluation of different companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be highly dependent on a company's capital structure, debt levels and credit ratings. Therefore, the impact of interest expense on earnings can vary significantly among companies. In addition, the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. As a result, effective tax rates and tax expense can vary considerably among companies. Finally, companies employ productive assets of different ages and utilize different methods of acquiring and depreciating such assets. This can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Our management also believes that our investors use EBITDA as a measure of our ability to service indebtedness as well as to fund capital expenditures and working capital requirements. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA in the evaluation of our Company as compared to net income, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization. EBITDA excludes interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes interest expense has material limitations. EBITDA also excludes taxes. Because the payment of taxes is a necessary element of our operations, any measure that excludes tax expense has material limitations. Finally, EBITDA excludes depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations. Our management compensates for the limitations of using EBITDA by using it to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Our management also uses other metrics to evaluate capital structure, tax planning and capital investment decisions. For example, our management uses credit ratings and net debt ratios to evaluate capital structure, effective tax rate by jurisdiction to evaluate tax planning, and payback period and internal rate of return to evaluate capital investments. Our management also uses trade working capital to evaluate its investment in accounts receivable and inventory, net of accounts payable.

We believe that net income (loss) is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and that cash provided by (used in) operating activities is the liquidity measure calculated and presented in accordance with

  GAAP that is most directly comparable to EBITDA. The following table reconciles EBITDA to our net income (loss) and to our cash provided by (used in) operations:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
EBITDA	$33.0	$33.5
Depreciation and amortization expense	(12.2)	(14.9)
Interest expense, net	(10.2)	(10.2)
Income tax expense	(13.4)	(10.0)

Net loss	(2.8)	(1.6)
Depreciation and amortization expense	12.2	14.9
Non-cash interest	0.6	0.7
Deferred income taxes	5.5	9.5
Unrealized loss on foreign currency transactions	10.9	0.8
Other, net	0.7	(1.5)
Changes in operating assets and liabilities	(19.3)	(30.6)

Net cash provided by (used in) operating activities	7.8	(7.8)

Three months ended March 31, 2005 Compared to Three months ended March 31, 2004

        Revenues for the three months ended March 31, 2005 increased by $26.8 million to $311.4 million from $284.7 million, or 9%, as compared to the same period in 2004, primarily attributable to an 8% increase in average selling prices, with sales volumes up 1%. Average selling prices were higher due to price increase initiatives in certain markets in response to improved demand and higher raw material costs, and to offset the effect of the strengthening of the major European and Asian currencies versus the U.S. dollar. Our ongoing portfolio re-alignment activities resulted in higher sales volumes in some of our markets, largely offset by lower sales volumes of basic epoxy resins in Coatings, Construction and Adhesives and strongly reduced volumes of electronic laminates products in Power and Electronics. By market group, our revenues are as follows:

•	CCA (Coatings, Construction and Adhesives)	$160.8 million, up $22.7 million or 16%
•	P&E (Power and Electronics)	$64.3 million, down $8.6 million or (12%)
•	DCE (Design and Composite Engineering)	$86.4 million, up $12.6 million or 17%

        Gross profit for the three months ended March 31, 2005 increased by $9.7 million, or 14%, as compared to the same period in 2004. The increase mainly resulted from stronger contribution margins in first quarter 2005. Margins improved on higher revenues, and improved product mix resulting from increased sales volumes of higher margin Adhesives, Power and DCE applications, which more than offset higher raw material and manufacturing costs.

        Operating expenses for the three months ended March 31, 2005 increased by $7.7 million, or 16%, as compared to the same period in 2004, primarily as a result of foreign currency exchange losses in first quarter 2005, partially offset by our cost reduction initiatives.

        Income tax expense increased by $3.4 million to $13.4 million for the three months ended March 31, 2005 as compared to $10.0 million in the same period in 2004. Increased income tax expense was primarily due to increases in pre-tax income. Substantially all of our non-U.S. operations are treated as branches of the Company for U.S. income tax purposes and are, therefore, subject to both U.S. and non-U.S. income tax. In addition, our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Tax expense was significantly a result of losses in jurisdictions where little or no tax benefit was provided and income in other jurisdictions where tax expense was recorded.

        Our effective income tax rate was 124% for the first quarter of 2005 as compared to 114% for the same period in 2004. Excluding the impact of foreign exchange losses of $12.9 million, which did not provide a benefit for tax purposes, our effective income tax rate would have been 56.6% for the three months ended March 31, 2005. Tax expense above the U.S. statutory rate of 35% was primarily a result of losses in jurisdictions where no tax benefit was provided, and income earned in non-U.S. jurisdictions subject to incremental U.S. tax.

Liquidity and Capital Resources

Cash

        Net cash provided by operating activities for the three months ended March 31, 2005 was $7.8 million as compared to $7.8 million used in operating activities during the comparable period in 2004. The increase of $15.6 million in cash flow from operating activities during the 2005 period was primarily attributable to a net decrease in changes in operating assets and liabilities of $11.3 million and a favorable variance in adjustments to reconcile net income (loss) to net cash from operating activities attributed to unrealized loss on foreign currency transactions of $10.1 million, which was partially offset by an unfavorable variance in deferred income taxes of $4.0 million.

        Net cash used in investing activities for the three months ended March 31, 2005 was $5.5 million as compared with $0.3 million used in investing activities during the comparable period in 2004. Capital expenditures increased $3.9 million from $1.7 million in the three months ended March 31, 2004 to $5.6 million in the comparable period in 2005 largely due to increased capital spending on projects associated with our restructuring activities.

        Net cash used in financing activities for the three months ended March 31, 2005 was $1.3 million as compared with $0.9 million used in financing activities during the comparable period in 2004, related to a net reduction in short-term debt.

Changes in Financial Condition

        The following information summarizes our working capital position as of March 31, 2005 and December 31, 2004 (dollars in millions):

	March 31, 2005	December 31, 2004	Difference	Percentage Change
Current assets:
Cash and cash equivalents	$94.4	$93.8	$0.6	1%
Accounts receivable, net	223.9	235.1	(11.2)	(5)%
Inventories, net	188.7	179.5	9.2	5%
Deferred income taxes	1.0	1.0	—	0%
Other current assets	11.7	13.4	(1.7)	(13)%

Total current assets	519.7	522.8	(3.1)	(1)%

Current liabilities:
Accounts payable	94.4	82.9	11.5	14%
Accrued liabilities	94.3	113.5	(19.2)	(17)%
Deferred income taxes	6.2	6.3	(0.1)	(2)%
Short-term debt	0.4	1.7	(1.3)	(76)%

Total current liabilities	195.3	204.4	(9.1)	(4)%

Working capital	$324.4	$318.4	$6.0	2%

        As of March 31, 2005, our working capital increased by $6.0 million as a result of the net impact of the following significant changes:

  •
  The decrease in accounts receivable of $11.2 million is primarily attributable to improved accounts receivable and collections management during the three months ended March 31, 2005.

  •
  The increase in inventories of $9.2 million is mainly due to increased raw material and energy costs, and higher inventories in certain locations in anticipation of our ongoing restructuring activities.

  •
  The increase in accounts payable of $11.5 million is mainly due to increased raw materials and energy costs.

  •
  The decrease in accrued liabilities is principally related to lower accrued interest and taxes, other than income taxes, due to cash payments in the first quarter.

Debt and Liquidity

  AdMat Revolving Credit Facility

        On June 30, 2003, we entered into the AdMat Revolving Credit Facility that provides up to $60 million of borrowings and is secured by a first lien on substantially all of our assets and those of certain of our subsidiaries. The collateral includes substantially all real property and equipment relating to our manufacturing plants located at Bergkamen, Germany; Monthey, Switzerland; McIntosh, Alabama; and Duxford, U.K. The collateral also includes certain capital stock and intercompany notes of certain of our subsidiaries, and certain other assets, principally including inventory and accounts receivable. Our obligations under the AdMat Revolving Credit Facility have been initially guaranteed by all of our U.S. subsidiaries and certain of our non-U.S. subsidiaries (collectively, the "AdMat Guarantors"). The agent for the lenders under the AdMat Revolving Credit Facility and the trustee under the indenture governing the Senior Secured Notes are parties to an intercreditor agreement (the "AdMat Intercreditor Agreement").

        The AdMat Revolving Credit Facility matures on June 30, 2007. Interest rates, at our option, are based upon either a eurocurrency rate (LIBOR) or a base rate (prime), plus an applicable spread. The applicable spreads vary based on a pricing grid. In the case of the eurocurrency-based loans, spreads range from 3.0% to 4.5% per annum, depending on whether specified conditions have been satisfied, and, in the case of base rate loans, from 2.0% to 3.5% per annum. As of March 31, 2005, we had no amounts drawn on the AdMat Revolving Credit Facility and had approximately $10.1 million of letters of credit issued and outstanding under the AdMat Revolving Credit Facility. The AdMat Revolving Credit Facility allows us to borrow up to $20 million secured by letters of credit; however, the $60 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding. There are no scheduled debt amortization payments on the AdMat Revolving Credit Facility until its maturity date.

        The agreement governing the AdMat Revolving Credit Facility contain customary financial covenants; covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments and affiliate transactions; change in control provisions; events of default provisions; and acceleration provisions. Management believes that we were in compliance with the covenants of the AdMat Revolving Credit Facility as of March 31, 2005.

  Senior Secured Notes

        In connection with the AdMat Transaction, on June 30, 2003, we issued $250 million of Fixed Rate Notes due 2010 and $100 million of Floating Rate Notes due 2008. The $250 million Fixed Rate Notes bear a fixed rate of interest of 11%, and the Floating Rate Notes bear interest at a rate per annum equal to LIBOR plus 8.0%, subject to a floor with respect to LIBOR of 2.0%. As of March 31, 2005, the interest rate on the Floating Rate Notes was 10.89%, excluding additional interest discussed below. Interest on the Floating Rate Notes resets semiannually. The $100 million Floating Rate Notes were issued with an original issue discount of 2.0%, or for $98 million. The $2 million discount is being amortized to interest expense over the term of the Floating Rate Notes. Interest is payable on the Senior Secured Notes semiannually on January 15 and July 15 of each year. The effective interest rate on the Floating Rate Notes was 11.14% as of March 31, 2005, excluding the impact of additional interest discussed below.

        The Senior Secured Notes are secured by a second lien, subject to the AdMat Intercreditor Agreement, on substantially all of the assets that secure the AdMat Revolving Credit Facility. The Senior Secured Notes effectively rank senior in right of payment to all existing and future obligations of our company that are unsecured or secured by liens on the collateral junior to the liens securing the Senior Secured Notes. The Senior Secured Notes are initially guaranteed on a senior basis by the AdMat Guarantors and are also supported by liens on substantially all of the assets of the AdMat Guarantors.

        The Fixed Rate Notes are redeemable on or after July 15, 2007 at our option at a price declining ratably from 105.5% to 100.0% of par value by the year 2009. The Floating Rate Notes are redeemable on or after July 15, 2005 at our option at a price declining ratably from 105.0% to 100.0% of par value by the year 2007. At any time prior to July 15, 2007 for the Fixed Rate Notes and July 15, 2005 for the Floating Rate Notes, we may redeem all or part of such notes at 100% of their principal amount, plus a "make whole" premium, as defined in the indenture. In addition, at any time prior to July 15, 2006 for the Fixed Rate Notes and July 15, 2005 for the Floating Rate Notes, we may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price of 111% of the principal thereof with the net cash proceeds of one or more qualified equity offerings, subject to certain conditions and limitations. There are no scheduled debt amortization payments on the Senior Secured Notes until their maturity date.

        The indenture governing the Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also contains a change of control provision requiring us to offer to repurchase the Senior Secured Notes upon a change of control. Management believes that we were in compliance with the covenants of the indenture as of March 31, 2005.

        Under the terms of a registration rights agreement among us, the AdMat Guarantors and the initial purchasers of the Senior Secured Notes, we were required to cause a registration statement relating to an exchange offer for the Senior Secured Notes to become effective on or before July 9, 2004 (the "Effectiveness Date") and to complete the exchange offer on or before August 23, 2004 (the "Completion Date"). Due to a delay in the completion of predecessor period audited financial statements for certain of our subsidiaries, the registration statement did not become effective by the Effectiveness Date and the exchange offer was not completed by the Completion Date. Accordingly, under the registration rights agreement, we were required to pay additional interest on the Senior Secured Notes. We are currently paying additional interest at a rate of 0.75% per year and this rate will increase to 1.00% per year on May 21, 2005 until the exchange offer is completed. We expect that the exchange offer will be completed in June 2005.

  Short-Term and Long-Term Liquidity; Compliance with Covenants

        As of March 31, 2005, we had $144.3 million of cash and unused borrowing capacity, including $94.4 million of cash and $49.9 million in undrawn commitments on the AdMat Revolving Credit Facility. We believe our current available liquidity, together with funds generated by our businesses, will be sufficient to meet the short-term and long-term needs of our businesses, including the funding of our operations and capital expenditures and the servicing of our debt obligations in the ordinary course. We believe that we are currently in compliance with the covenants contained in our credit agreements and the indentures governing our notes.

Off-Balance Sheet Arrangements

        We issue certain letters of credit and guarantees of certain short-term debt facilities and other obligations for some of our consolidated subsidiaries. The maximum exposure under these letters of credit and guarantees is approximately $10.1 million as of March 31, 2005. We do not expect any material amounts to be drawn on these instruments.

        Other than certain operating leases that are not material and the letter of credit arrangements noted above, all of which have been entered into in the normal course of business, we do not have any off-balance sheet financing arrangements such as synthetic leases or securitization agreements. As such, we are not materially exposed to any financing, liquidity, market or credit risk that may arise if we had engaged in such financing agreements.

Restructuring and Plant Closing Costs

        As of December 31, 2004, our restructuring reserves consisted of $33.0 million related to the restructuring programs implemented in association with the AdMat transaction, the realignment and simplification of the commercial and technical organization and the closure of the Kaohsiung, Taiwan production facility.

        As of March 31, 2005, activity in our restructuring reserves consisted of the following (dollars in millions):

	Workforce Reductions	Plant Closure Costs	Other	Total
Accrued liability as of January 1, 2005	$28.1	$1.1	$3.8	$33.0
Payments—opening balance sheet initiatives	(3.0)	—	(0.5)	(3.5)
Payments—2004 initiatives	(2.5)	—	—	(2.5)
Impact of foreign currency translation	(0.6)	—	(0.2)	(0.8)

Accrued liability as of March 31, 2005	$22.0	$1.1	$3.1	$26.2

Capital Expenditures

        Capital expenditures for the three months ended March 31, 2005 were $5.6 million. We expect to spend approximately $37 million in 2005 on capital expenditures, including approximately $18 million in capital projects associated with our restructuring efforts.

Environmental, Health and Safety Matters

  General

        We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities.

  Environmental, Health and Safety Systems

        We are committed to achieving and maintaining compliance with all applicable environmental, health and safety ("EHS") legal requirements, and we have developed policies and management systems that are intended to identify the multitude of EHS legal requirements applicable to our operations, enhance compliance with applicable legal requirements, ensure the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although EHS legal requirements are constantly changing and are frequently difficult to comply with, these EHS management systems are designed to assist us in our compliance goals while also fostering efficiency and improvement and minimizing overall risk to us.

  EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2005 and 2004, our capital expenditures for EHS matters totaled $0.1 million and $0.3 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

  Governmental Enforcement Proceedings

        On occasion, we receive notices of violation, enforcement and other complaints from regulatory agencies alleging non-compliance with applicable EHS law. By way of example, we are aware of the individual matters set out below, which we believe to be the most significant presently pending matters and unasserted claims. Although we may incur costs or penalties in connection with the governmental proceedings discussed below, based on currently available information and our past experience, we believe that the ultimate resolution of these matters will not have a material impact on our results of operations, financial position or liquidity.

        Our subsidiary Huntsman Advanced Materials (U.K.) Ltd is tentatively scheduled to appear in Magistrates Court in the U.K. in July 2005 with regard to charges filed following an investigation by the U.K. Health and Safety Executive. The charges arise from alleged failures to follow applicable regulations for the management of asbestos contamination caused by construction activity at our Duxford, U.K. facility between November 2002 and January 2003. We believe that some or all of the alleged violations arise from conduct by a third-party contractor occurring before we assumed responsibility for the Duxford facility. Our subsidiary has been in discussions with the prosecution in an effort to settle this matter. As a result, our subsidiary has entered pleas of guilty to two of the five charges, and the prosecution has agreed to drop the remaining three. We expect that a monetary fine will be imposed with regard to the two charges on which pleas were entered. Based on penalties imposed in the U.K. for similar alleged violations by other companies, we do not believe this matter will result in the imposition of costs material to our results of operations, financial position or liquidity.

  Remediation Liabilities

        We have incurred, and we may in the future incur, liability to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Similarly, we may incur costs for the cleanup of wastes that were disposed of prior to the purchase of our businesses. Under some circumstances, the scope of our liability may extend to damages to natural resources.

        Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater and surface water contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, we are aware that there is significant contamination, largely related to a landfill and lagoons, at our McIntosh, Alabama plant site. Further, soil and groundwater contamination have been identified at our plants in Duxford, U.K. and Monthey, Switzerland. Pursuant to certain agreements with respect to these sites, we expect that Ciba will have primary financial responsibility for such matters, although we may be required to contribute to the costs of remediation in certain instances, and we believe that Ciba has the intention and ability to honor these agreements. Based on available information and the indemnification rights we believe are likely to be available, we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our financial condition, results of operations or cash flows, and therefore we have made no accrual for such liabilities as of March 31, 2005. However, if such indemnities are unavailable or do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, and if such costs are material, then such expenditures may have a material adverse effect on our financial condition, results of operations or cash flows. At the current time, we are unable to estimate the full cost, exclusive of indemnification benefits, to remediate known contamination sites.

  Regulatory Developments

        Under the European Union ("EU") Integrated Pollution Prevention and Control Directive ("IPPC"), EU member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, we have submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. We expect to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although we do not know with certainty what each IPPC permit will require, we believe, based upon our experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to our results of operations, financial position or liquidity.

        In October 2003, the European Commission adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called "REACH" (Registration, Evaluation and Authorization of Chemicals), companies that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database. The REACH initiative, as proposed, would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require capital expenditures by us. As proposed, REACH would take effect in three primary stages over the eleven years following the final effective date (assuming final approval). The impacts of REACH on the chemical industry and on us are unclear at this time because the parameters of the program are still being actively debated.

Recently Issued Financial Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a complete replacement of FIN 46 (FIN 46R) to clarify certain complexities. We were required to adopt this financial interpretation on January 1, 2005. The adoption of the standard had no impact on the financial statements.

        In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs—an amendment of ARB No. 43." SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are reviewing SFAS No. 151 to determine the statement's impact on our consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29." SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this standard are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We will apply this standard prospectively.

        In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share based payments as previously provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees." We adopted SFAS No. 123R effective January 1. 2005, and have applied this standard prospectively to share-based awards issued to our employees in connection with Huntsman Corporation's initial public offering. In connection with Huntsman Corporation's initial public offering of common stock on February 16, 2005, certain of our employees received Huntsman Corporation stock options and restricted stock. Accordingly, we were allocated share-based compensation expense of $0.1 million during the three months ended March 31, 2005. We did not have share-based awards prior to the awards issued in connection with Huntsman Corporation's initial public offering.

        In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies the term conditional asset retirement obligation used in SFAS No. 143, "Accounting for Asset Retirement Obligations," and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of December 31, 2005. We are reviewing FIN 47 to determine its impact on our financial statements.

        In March 2005, the Emerging Issues Task Force issued a preliminary consensus on issue 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," that, if adopted, would require companies to recognize an exchange of finished goods for raw materials or work-in-process within the same line of business at fair value. All other exchanges of inventory would be reflected at the recorded amount. We are evaluating the impact of this preliminary consensus to determine its impact on our results of operations.

Critical Accounting Policies

        There have been no changes in the first quarter of 2005 with respect to our critical accounting policies as presented in the notes to our financial statements for the year ended December 31, 2004 included in our Registration Statement on Form S-4 filed with the SEC on April 5, 2005 (File No. 333-115344).

Cautionary Statement for Forward-Looking Information

        Certain information set forth in this report contains "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as "believes," "expects," "may," "will," "should," "anticipates," or "intends" or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

        All forward-looking statements, including without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but, there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

        There are a number of risks and uncertainties, including those discussed elsewhere in this report, that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of all such factors and the risks specified in our Registration Statement on Form S-4 filed with the SEC on April 5, 2005 (File No. 333-115344).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk, including changes in currency exchange rates, interest rates and certain commodity prices. To manage the volatility relating to these exposures, from time to time, we enter into various derivative transactions. We hold and issue derivative financial instruments for economic hedging purposes only.

Currency Exchange Rates

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our sales prices are typically denominated in euros or U.S. dollars. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Short-term exposures to changing foreign currency exchange rates at certain foreign subsidiaries are generally netted where practicable with exposures of other subsidiaries and the remaining exposures that, from time to time, may be managed through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (with maturities of nine months or less) with various financial institutions, to reflect the currency denomination of our cash flows. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2005, we had no outstanding forward foreign exchange contracts.

        We finance certain of our non-U.S. subsidiaries with intercompany loans. In some cases, these loans are denominated in currencies other than the subsidiaries' functional currency. Foreign currency transaction gains and losses on intercompany loans that are expected to be repaid in the foreseeable future are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are not expected to be repaid in the foreseeable future ("Permanent Loans") are recorded in other comprehensive income. As a result of our review of certain of our intercompany loans in the first quarter of 2005, we have increased the amount of our Permanent Loans. We expect that this will result in less foreign currency transaction gains and losses reflected in earnings.

Interest Rates

        As of March 31, 2005, we have outstanding $250 million aggregate principal amount of 11% Fixed Rate Notes due 2010 and we have $100 million aggregate principal amount (issued with an original issue discount of 2%, or for $98 million) of Floating Rate Notes due 2008 that bear an annual interest rate equal to LIBOR plus 8%, with a LIBOR floor of 2%. The undrawn AdMat Revolving Credit Facility due in 2007 is subject to variable rates of interest based upon either a eurocurrency rate (LIBOR) or a base rate (prime), plus an applicable spread. As of March 31, 2005, we had not entered into any interest rate agreements and we do not hedge our interest rate exposure in a manner that would eliminate the effects of changes in market interest rates on our cash flow and earnings. Assuming a 1.0% (100 basis points) increase in interest rates, the effect on the annual interest expense relative to the Floating Rate Notes would be an increase of approximately $1 million.

        As of March 31, 2005, the estimated fair value of our consolidated debt was approximately $391.5 million, and the weighted average interest rate, excluding additional interest as discussed in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt and Liquidity" above, of our combined borrowings was approximately 10.96%.

Commodity Prices

        We do not hedge our commodity exposure in a manner that would entirely eliminate the effects of changes in commodity prices on our cash flows and earnings. At March 31, 2005, we had no outstanding forward purchase contracts. For further information regarding our financial and debt instruments, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt and Liquidity."

ITEM 4. CONTROLS AND PROCEDURES

        In connection with the audit of the financial statements of our parent and its subsidiaries (the "Huntsman Companies" or "Group") for the six months ended December 31, 2003, the Group's independent registered public accounting firm, or auditors, identified several matters that they deemed to be "material weaknesses" in the Group's internal controls as defined in standards established by the American Institute of Certified Public Accountants. The principal material weakness identified by the auditors was that the Group's controllership function did not have an adequate formal process in place to gather the data required to prepare the financial statements and disclosures required for the numerous financial reporting requirements of the Huntsman Companies. The auditors noted that these material weaknesses had led to restatements of the financial statements of certain of the Huntsman Companies, including us, in recent periods.

        In connection with the audit of the Group's financial statements for the year ended December 31, 2004, the auditors did not identify any matters that they deemed to be material weaknesses. In conducting their audit, however, the auditors did not undertake to audit the Group's internal controls, and thus we cannot give any assurance that they would not have noted additional material weaknesses, or reiterated the material weaknesses described above, had they done so. Nor can we give any assurance that the auditors will not note additional material weaknesses, or reiterate the material weaknesses described above, in future audits of the Group's financial statements. Any such material weaknesses could cause the Group to fail to meet its reporting obligations or result in material misstatements in the Group's financial statements.

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e)

and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

        No change in our internal control over financial reporting occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Group has engaged Ernst & Young LLP to assist the Group's management in its evaluation of the Group's internal controls in preparation for the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of its "internal control over financial reporting" that will be required when the SEC's rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to the Group beginning with its Annual Reports on Form 10-K for the year ending December 31, 2006 to be filed in the first quarter of 2007. We cannot give any assurance, however, that the Group's internal controls will be effective when Section 404 becomes applicable to it. Ineffective internal controls could cause investors to lose confidence in the Group's reported financial information and could result in a lower trading price for the Group's securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Vantico concluded that certain of the products of its former Electronics division may have infringed patents owned by Taiyo and it entered into a license agreement in October 2001 with Taiyo to obtain the right to use the Taiyo patents. This license agreement required payment of approximately $4.2 million in back royalties and agreement to pay periodic royalties for future use. We believe that Ciba Specialty Chemicals Holdings Inc. ("Ciba") is liable under the indemnity provisions of certain agreements in connection with the leveraged buy out transaction in 2000 involving Ciba and Vantico for certain payments made under the license agreement and related costs and expenses, and we initiated an arbitration proceeding against Ciba. In July 2004, we entered into a settlement agreement with Ciba with respect to this matter. In general, the settlement agreement provided that Ciba would pay us $11.1 million in 2004 and provide us with approximately $11 million of credits over the next five years against payments for certain services provided by Ciba at one of our facilities. We received additional consideration in the form of modifications to certain agreements between us and Ciba. In August 2004, we received payment of the $11.1 million settlement. As of March 31, 2005, we have incurred approximately $2.6 million in costs in connection with the arbitration proceedings against Ciba.

        We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental, Health and Safety Matters" for a discussion of environmental proceedings.

ITEM 5. OTHER INFORMATION

        On May 5, 2005, each of James A. Huffman, David J. Matlin and Christopher R. Pechock resigned as a member of our board of directors. On May 10, 2005, J. Kimo Esplin and Samuel D. Scruggs were elected to serve as directors. Messrs. Esplin and Scruggs will also serve as members of the audit committee of our board of directors.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2005

HUNTSMAN ADVANCED MATERIALS LLC
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
By:	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002