Form 10-Q
period 2005-06-30
Huntsman Advanced Materials LLC
filed 2005-08-10
CIK 1289518

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐    NO ☒

        On August 10, 2005, 4,672,047 units of membership interest of the registrant were outstanding. There is no established trading market for the registrant's units of membership interest. All of the registrant's units of membership interest are held by affiliates.

HUNTSMAN ADVANCED MATERIALS LLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2005

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$111.3	$93.8
Trade accounts receivable (net of allowance for doubtful accounts of $7.2 and $7.3, respectively)	227.4	235.1
Accounts receivable from affiliates	0.5	—
Inventories, net	195.8	179.5
Deferred income taxes	1.1	1.0
Other current assets	9.2	13.4

Total current assets	545.3	522.8
Property, plant and equipment, net	334.4	378.6
Deferred income taxes	33.1	34.5
Other noncurrent assets	19.4	17.4

Total assets	$932.2	$953.3

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$90.1	$79.2
Accounts payable to affiliates	5.6	3.7
Accrued liabilities	111.7	113.5
Deferred income taxes	6.1	6.3
Short-term debt	51.4	1.7

Total current liabilities	264.9	204.4
Long-term debt, net	298.9	348.7
Other noncurrent liabilities	130.0	142.2

Total liabilities	693.8	695.3

Commitments and contingencies (Notes 14 & 15)
Minority interest	2.9	2.4
Members' equity:
Members' equity, 4,672,047 units	222.1	222.1
Retained earnings	31.6	38.9
Accumulated other comprehensive loss	(18.2)	(5.4)

Total members' equity	235.5	255.6

Total liabilities and members' equity	$932.2	$953.3

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$310.5	$287.6	$622.0	$572.3
Cost of goods sold	238.0	218.6	471.5	435.0

Gross profit	72.5	69.0	150.5	137.3
Expenses:
Selling, general and administrative	35.1	36.1	70.5	77.6
Research and development	8.3	8.1	17.0	16.8
Restructuring and plant closing credits, net	(0.6)	—	(0.6)	—
Other operating expense	9.3	6.7	22.2	5.8

Total expenses	52.1	50.9	109.1	100.2

Operating income	20.4	18.1	41.4	37.1
Interest expense, net	(10.9)	(10.7)	(21.1)	(20.9)
Other income	0.6	—	0.6	—

Income before income taxes and minority interest	10.1	7.4	20.9	16.2
Income tax expense	(14.3)	(1.7)	(27.7)	(11.7)
Minority interest in subsidiaries' income	(0.3)	—	(0.5)	(0.4)

Net (loss) income	(4.5)	5.7	(7.3)	4.1
Other comprehensive (loss) income	(8.8)	2.3	(12.8)	(2.1)

Comprehensive (loss) income	$(13.3)	$8.0	$(20.1)	$2.0

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (UNAUDITED)

(Dollars and Units in Millions)

	Share Capital/Members' Equity
			Retained Earnings	Accumulated Other Comprehensive Loss
	Units	Amount			Total
Balance, December 31, 2004	4.7	$222.1	$38.9	$(5.4)	$255.6
Net loss		—	(7.3)	—	(7.3)
Other comprehensive loss		—	—	(12.8)	(12.8)

Balance, June 30, 2005	4.7	$222.1	$31.6	$(18.2)	$235.5

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Cash Flows From Operating Activities:
Net (loss) income	$(7.3)	$4.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23.9	28.5
Noncash interest expense	1.5	1.4
Unrealized loss on foreign currency transactions	15.9	7.3
Other	0.5	(0.1)
Loss (gain) on sale of assets	0.1	(0.9)
Deferred income taxes	12.0	17.9
Minority interests in subsidiaries' income	0.5	0.4
Changes in operating assets and liabilities:
Accounts receivable, net	(7.8)	(29.8)
Inventories, net	(27.6)	(21.1)
Accounts payable	18.0	17.6
Other operating assets and liabilities	(0.3)	(22.8)

Net cash provided by operating activities	29.4	2.5

Investing Activities:
Capital expenditures	(11.1)	(4.3)
Proceeds from sale of assets	0.2	1.7
Other	0.3	0.1

Net cash used in investing activities	(10.6)	(2.5)

Financing Activities:
Decrease in short-term debt, net	(0.4)	(0.3)
Other	(0.2)	—

Net cash used in financing activities	(0.6)	(0.3)

Effect of exchange rate changes on cash	(0.7)	(2.2)

Increase (decrease) in cash and cash equivalents	17.5	(2.5)
Cash and cash equivalents at beginning of period	93.8	73.2

Cash and cash equivalents at end of period	$111.3	$70.7

Supplemental cash flow information:
Cash paid for interest	$19.4	$20.3
Cash paid for income taxes	$3.4	$1.2

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

        On June 30, 2003, a predecessor of Huntsman Corporation, Huntsman Holdings, LLC ("Huntsman Holdings") and other equity affiliates of Huntsman Holdings completed a restructuring and business combination involving Vantico Group S.A. (collectively with its subsidiaries, unless the context otherwise requires, "Vantico" or the "Predecessor Company"), whereby ownership of the equity of Vantico was transferred to us (the "AdMat Transaction").

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

  Principles of Consolidation

        Our consolidated financial statements include the accounts of our wholly-owned and majority-owned subsidiaries and any variable interest entities for which we are the primary beneficiary.

  Interim Financial Statements

        Our unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in management's opinion, reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements for the year ended December 31, 2004 included in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-115344).

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

  Reclassifications

        Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform with the current presentation.

2.     Recently Issued Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a replacement of FIN 46 (FIN 46R) to clarify certain complexities. We adopted this financial interpretation on January 1, 2005. The adoption of the standard had no impact on the financial statements.

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

        In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share-based payments as previously provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees." We adopted SFAS No. 123R effective January 1, 2005, and have applied this standard prospectively to share-based awards issued to our employees in connection with Huntsman Corporation's initial public offering. In connection with Huntsman Corporation's initial public offering of common stock on February 16, 2005, certain of our employees received Huntsman Corporation stock options and restricted stock. Accordingly, we were allocated share-based compensation expense of $0.3 million and $0.4 million during the three and six months ended June 30, 2005 respectively. We did not have share-based awards prior to the awards issued in connection with Huntsman Corporation's initial public offering.

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

        In March 2005, the Emerging Issues Task Force issued a preliminary consensus on issue 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," that, if ratified by the FASB, would require companies to recognize an exchange of finished goods for raw materials or work-in-process within the same line of business at fair value. All other exchanges of inventory would be reflected at the recorded amount. We are evaluating the impact of this preliminary consensus to determine its impact on our results of operations.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change or unless specific transition provisions are proscribed in the accounting pronouncements. SFAS No. 154 does not change the accounting guidance for reporting a correction of an error in previously issued financial statements or a change in accounting estimate. SFAS No. 154 is effective for accounting changes and error corrections made after December 31, 2005. We will apply this standard prospectively.

3.     Inventories

        Inventories consisted of the following (dollars in millions):

	June 30, 2005	December 31, 2004
Raw materials and supplies	$38.5	$34.6
Work in process	24.2	29.4
Finished goods	143.8	126.5

Total	206.5	190.5
Allowance for obsolete and slow moving inventories	(10.7)	(11.0)

Inventories, net	$195.8	$179.5

4.     Property, Plant and Equipment

        The cost and accumulated depreciation of property, plant and equipment were as follows (dollars in millions):

	June 30, 2005	December 31, 2004
Land	$17.8	$19.5
Buildings	131.4	142.7
Plant and equipment	263.1	279.8
Construction in progress	15.9	12.7

Total	428.2	454.7
Less accumulated depreciation	(93.8)	(76.1)

Property, Plant and Equipment, net	$334.4	$378.6

        Depreciation expense was $11.7 million and $12.9 million for the three months ended June 30, 2005 and 2004, respectively, and $23.9 million and $26.8 million for the six months ended June 30, 2005 and 2004, respectively.

        The amortization expense related to intangible assets was nil and $0.7 million for the three months ended June 30, 2005 and 2004, respectively, and nil and $1.7 million for the six months ended June 30, 2005 and 2004, respectively.

5.     Other Current Assets

        Other current assets consisted of the following (dollars in millions):

	June 30, 2005	December 31, 2004
Prepaid expenses	$1.6	$3.2
Other current assets	7.6	10.2

Total	$9.2	$13.4

6.     Other Noncurrent Assets

        Other noncurrent assets consisted of the following (dollars in millions):

	June 30, 2005	December 31, 2004
Debt issuance costs, net	$11.9	$13.1
Fair value of cross-currency swap	1.1	—
Prepaid pension costs	1.0	1.2
Other noncurrent assets	5.4	3.1

Total	$19.4	$17.4

        In connection with the issuance of certain long-term debt and other obligations, direct fees and expenses were incurred. These financing costs have been capitalized and are amortized as interest expense through the consolidated statements of operations over the term of the associated debt using the effective interest method. The amortization expense related to capitalized financing costs amortization and the amortization of debt discount included in interest expense was $0.9 million and $0.7 million for the three months ended June 30, 2005 and 2004, respectively, and $1.5 million and $1.4 million for the six months ended June 30, 2005 and 2004, respectively.

7.     Accrued Liabilities

        Accrued liabilities consisted of the following (dollars in millions):

	June 30, 2005	December 31, 2004
Payroll and related costs	$18.4	$25.8
Taxes other than income taxes	18.7	19.0
Interest	19.1	17.8
Income taxes payable	22.4	6.5
Restructuring and plant closing costs	9.5	21.1
Other accrued liabilities	23.6	23.3

Total	$111.7	$113.5

8.     Other Noncurrent Liabilities

        Other noncurrent liabilities consisted of the following (dollars in millions):

	June 30, 2005	December 31, 2004
Pension and postretirement liabilities	$98.4	$112.0
Loss contingencies	9.9	11.7
Deferred tax liability	12.8	0.5
Restructuring and plant closing costs	3.2	11.9
Other noncurrent liabilities	5.7	6.1

Total	$130.0	$142.2

9.     Restructuring and Plant Closing Costs

        As of December 31, 2004, accrued restructuring and plant closing costs consisted of $33.0 million related to the restructuring programs implemented in association with the AdMat Transaction, the realignment and simplification of the commercial and technical organization and the closure of the Kaohsiung, Taiwan production facility.

        During the second quarter of 2005, we assessed the remaining restructuring reserves established in association with the AdMat Transaction and other 2004 initiatives and concluded that $5.3 million and $0.8 million, respectively, were no longer necessary. Accordingly, we reversed these restructuring reserves during the second quarter of 2005. The AdMat Transaction reserve reversal was recorded as a reduction to property, plant and equipment in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The reversal of the restructuring reserve for the other 2004 initiatives was recorded as a credit to earnings. Also during the second quarter of 2005, we recorded restructuring and plant closing charges of $0.2 million for relocation and other costs.

        During the six months ended June 30, 2005, activity in our restructuring reserves consisted of the following (dollars in millions):

	Workforce Reductions	Plant Closure Costs	Other	Total
Accrued liability as of January 1, 2005	$28.1	$1.1	$3.8	$33.0
Payments—AdMat Transaction opening balance sheet initiatives	(5.6)	(0.2)	(1.1)	(6.9)
Payments—2004 initiatives	(5.7)	—	(0.2)	(5.9)
Partial reversal of AdMat Transaction opening balance sheet liability	(3.7)	(0.8)	(0.8)	(5.3)
Partial reversal of 2004 initiative liability	(0.8)	—	—	(0.8)
2005 charges for 2004 initiatives	—	—	0.2	0.2
Impact of foreign currency translation	(1.2)	—	(0.4)	(1.6)

Accrued liability as of June 30, 2005	$11.1	$0.1	$1.5	$12.7

10.   Debt

        Outstanding debt consisted of the following (dollars in millions):

	June 30, 2005	December 31, 2004
Debt:
AdMat Senior Secured Notes	$348.8	$348.6
Other debt	1.5	1.8

Total	350.3	350.4
Less short-term debt	(51.4)	(1.7)

Total long-term debt	$298.9	$348.7

  Revolving Credit Facility

        On June 30, 2003, we entered into the AdMat Revolving Credit Facility that provides up to $60 million of borrowings and is secured by a first lien on substantially all of our assets and those of certain of our subsidiaries. The collateral includes substantially all real property and equipment relating to our manufacturing plants located at Bergkamen, Germany; Monthey, Switzerland; McIntosh, Alabama; and Duxford, U.K. The collateral also includes intercompany notes of certain of our subsidiaries, and certain other assets, principally including inventory and accounts receivable. Our obligations under the AdMat Revolving Credit Facility have been initially guaranteed by all of our U.S. subsidiaries and certain of our non-U.S. subsidiaries (collectively, the "AdMat Guarantors"). The agent for the lenders under the AdMat Revolving Credit Facility and the trustee under the indenture governing the Senior Secured Notes are parties to an intercreditor agreement (the "AdMat Intercreditor Agreement").

        On June 17, 2005, we amended the AdMat Revolving Credit Facility. This amendment included, among other things, the extension of the facility's maturity date from June 30, 2007 to July 15, 2007, the reduction in interest rate margins and the elimination of pledges of capital stock in subsidiaries as collateral under the facility. Interest rates, at our option, are based upon either a eurocurrency rate (LIBOR) or a base rate (prime), plus an applicable spread. The applicable spreads vary based on a pricing grid. In the case of the eurocurrency-based loans, spreads range from 1.25% to 1.5% per annum, depending on whether specified conditions have been satisfied, and, in the case of base rate loans, from 0.25% to 0.5% per annum. As of June 30, 2005, we had no amounts drawn on the AdMat

Revolving Credit Facility and had approximately $4.0 million of letters of credit issued and outstanding under the AdMat Revolving Credit Facility. The AdMat Revolving Credit Facility allows us to borrow up to $20 million secured by letters of credit; however, the $60 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding. There are no scheduled debt amortization payments on the AdMat Revolving Credit Facility until its maturity date.

        The agreement governing the AdMat Revolving Credit Facility contains customary financial covenants; covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments and affiliate transactions; change in control provisions; events of default provisions; and acceleration provisions. Management believes that we were in compliance with the covenants of the AdMat Revolving Credit Facility as of June 30, 2005.

  Senior Secured Notes

        In connection with the AdMat Transaction, on June 30, 2003, we issued $250 million of Fixed Rate Notes due 2010 and $100 million of Floating Rate Notes due 2008 (collectively, the "Senior Secured Notes"). The $250 million Fixed Rate Notes bear a per annum fixed rate of interest of 11%, and the Floating Rate Notes bear interest at a rate per annum equal to LIBOR plus 8.0%, subject to a floor with respect to LIBOR of 2.0%. As of June 30, 2005, the interest rate on the Floating Rate Notes was approximately 10.9%. Interest on the Floating Rate Notes resets semiannually. The $100 million Floating Rate Notes were issued with an original issue discount of 2.0%, or for $98 million. The $2 million discount is being amortized to interest expense over the term of the Floating Rate Notes. Interest is payable on the Senior Secured Notes semiannually on January 15 and July 15 of each year. The effective interest rate on the Floating Rate Notes was approximately 11.1% as of June 30, 2005.

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

        The Fixed Rate Notes are redeemable on or after July 15, 2007 at our option at a price declining ratably from 105.5% to 100.0% of par value by the year 2009. The Floating Rate Notes are redeemable on or after July 15, 2005 at our option at a price declining ratably from 105.0% to 100.0% of par value by the year 2007. On June 13, 2005, we issued a notice of a partial redemption to redeem $50 million aggregate principal amount of the Floating Rate Notes. On July 15, 2005, we completed the partial redemption and paid call premiums in the amount of $2.5 million. Accordingly, we have classified the $50 million redemption amount as current in the balance sheet as of June 30, 2005. Following this redemption, we have $50 million aggregate principal amount outstanding on the Floating Rate Notes. At any time prior to July 15, 2007 for the Fixed Rate Notes and July 15, 2005 for the Floating Rate Notes, we may redeem all or part of such notes at 100% of their principal amount, plus a "make whole" premium, as defined in the indenture. In addition, at any time prior to July 15, 2006 for the Fixed Rate Notes and July 15, 2005 for the Floating Rate Notes, we may redeem up to 35% of the original aggregate principal amount of the Senior Secured Notes at a redemption price of 111% of the principal thereof with the net cash proceeds of one or more qualified equity offerings, subject to certain conditions and limitations. There are no scheduled debt amortization payments on the Senior Secured Notes until their maturity date.

        The indenture governing the Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also contains a change of control provision requiring us to offer to repurchase the Senior

Secured Notes upon a change of control. Management believes that we were in compliance with the covenants of the indenture as of June 30, 2005.

11.   Derivative Instruments and Hedging Activities

        On June 1, 2005, we entered into a cross-currency interest rate swap. The cross-currency swap requires us to pay euros and receive U.S. dollars on the maturity date of July 15, 2007. The U.S. dollar notional amount is $31.3 million and bears interest at a fixed rate of 11.0%, payable semiannually on January 15 and July 15. The euro notional amount is €25.0 million and bears interest at a fixed rate of approximately 9.4%, payable semiannually on January 15 and July 15. The swap is not designated as a hedge for reporting purposes and is recorded at fair value. As of June 30, 2005, the fair value gain of $1.1 million was recorded in other noncurrent assets and as a decrease in other operating expenses for both the three and six months ended June 30, 2005.

12.   Employee Benefit Plans

        Components of the net periodic benefit costs for the three and six months ended June 30, 2005 and 2004 were as follows (dollars in millions):

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Components of net periodic benefit cost
Service cost	$3.1	$2.0	$0.1	$0.1
Interest cost	4.1	3.5	0.2	0.1
Expected return on assets	(4.0)	(3.4)	—	—
Prior service cost amortization	(0.8)	—	—	—
Actuarial loss amortization	0.1	—	—	—

Net periodic benefit cost	$2.5	$2.1	$0.3	$0.2

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Components of net periodic benefit cost
Service cost	$6.2	$4.1	$0.2	$0.2
Interest cost	8.2	6.8	0.4	0.3
Expected return on assets	(8.0)	(6.7)	—	—
Prior service cost amortization	(1.6)	—	—	—
Actuarial loss amortization	0.2	—	—	—

Net periodic benefit cost	$5.0	$4.2	$0.6	$0.5

13.   Other Comprehensive Loss

        The components of other comprehensive loss were as follows (dollars in millions):

			Other comprehensive loss
	Accumulated other comprehensive loss		Three Months Ended		Six Months Ended
	June 30, 2005	December 31, 2004	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Foreign currency translation adjustments, net of deferred tax of $5.0 million and $5.0 million as of June 30, 2005 and December 31, 2004, respectively	$(16.8)	$(4.0)	$(8.8)	$2.3	$(12.8)	$(2.1)
Additional minimum pension liability, net of deferred tax benefit of $0.3 million and $0.3 million as of June 30, 2005 and December 31, 2004, respectively	(1.4)	(1.4)	—	—	—	—

Total	$(18.2)	$(5.4)	$(8.8)	$2.3	$(12.8)	$(2.1)

        Items of other comprehensive loss have been recorded net of deferred tax, with the exception of income permanently reinvested, based upon the jurisdiction where the income or losses were realized.

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

        We are indemnified by Ciba Specialty Chemicals Holdings Inc. ("Ciba") against certain liabilities arising on supply contracts. The indemnification covers the first CHF 50 million ($39.1 million at the June 30, 2005 exchange rate), and 50% of an additional CHF 50 million, thereby providing CHF 75 million ($58.6 million) of coverage against the first CHF 100 million ($78.1 million), of costs arising from onerous supply contracts.

  Legal Matters

        Vantico concluded that certain of the products of its former Electronics division may have infringed patents owned by Taiyo and it entered into a license agreement in October 2001 with Taiyo to obtain the right to use the Taiyo patents. This license agreement required payment of approximately $4.2 million in back royalties and agreement to pay periodic royalties for future use. We believe that Ciba is liable under the indemnity provisions of certain agreements in connection with the leveraged buy out transaction in 2000 involving Ciba and Vantico for certain payments made under the license agreement and related costs and expenses, and we initiated an arbitration proceeding against Ciba. In July 2004, we entered into a settlement agreement with Ciba with respect to this matter. In general, the settlement agreement provided that Ciba would pay us $11.1 million in 2004. We received additional consideration in the form of modifications to certain operating agreements between us and Ciba. In August 2004, we received payment of the $11.1 million settlement.

        We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 15 "—Environmental, Health and Safety Matters" for a discussion of environmental proceedings.

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

  EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2005 and 2004, our capital expenditures for EHS matters totaled $0.3 million and $0.5 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        Our subsidiary Huntsman Advanced Materials (U.K.) Ltd appeared at a hearing before the Cambridge Magistrates Court in the U.K in July 2005 with regard to charges filed following an investigation by the U.K. Health and Safety Executive. The charges arose from alleged failures to follow applicable regulations for the management of asbestos contamination caused by construction activity at the Duxford, U.K. Advanced Materials facility between November 2002 and January 2003. Huntsman Advanced Materials (UK) Ltd was fined £20,000 ($36,000 at the June 30, 2005 exchange rate) for allegedly violating Section 2 of the Health and Safety at Work Act and £5,000 ($9,000) for allegedly violating Regulation 11 of the Construction (Design and Management) Regulations. We were also ordered to pay £8,500 ($15,000) towards prosecutions costs. All other charges were withdrawn and the penalty has been paid.

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

        Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater and surface water contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, we are aware that there is significant contamination, largely related to a landfill and lagoons, at our McIntosh, Alabama plant site. Further, soil and groundwater contamination have been identified at our plants in Duxford, U.K. and Monthey, Switzerland. Pursuant to certain agreements with respect to these sites, we expect that Ciba will have primary financial responsibility for such matters, although we may be required to contribute to the costs of remediation in certain instances, and we believe that Ciba has the intention and ability to honor these agreements. Based on available information and the indemnification rights we believe are likely to be available, we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our financial condition, results of operations or cash flows, and therefore we have made no accrual for such liabilities as of June 30, 2005. However, if such indemnities are unavailable or do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, and if such costs are material, then such expenditures may have a material adverse effect on our financial condition, results of operations or cash flows. At the current time, we are unable to estimate the full cost, exclusive of indemnification benefits, to remediate known contamination sites.

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

16.   Other Operating Expense

        Other operating expense consisted of the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Foreign exchange losses	$9.2	$7.2	$22.1	$4.5
Legal and contract settlements, net	—	0.4	—	2.2
Other, net	0.1	(0.9)	0.1	(0.9)

Total other operating expense	$9.3	$6.7	$22.2	$5.8

17.   Other Income

        Other income consisted of the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Early contract termination gain	$0.4	$—	$0.4	$—
Other, net	0.2	—	0.2	—

Total other income	$0.6	$—	$0.6	$—

18.   Income Taxes

        Income tax expense was $14.3 million and $27.7 million for the three and six months ended June 30, 2005, respectively, and was $1.7 million and $11.7 million for the three and six months ended June 30, 2004, respectively. Substantially all non-U.S. operations are treated as branches of our company for U.S. income tax purposes and are, therefore, subject to both U.S. and non-U.S. income tax. In addition, our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Tax expense was a result of losses in jurisdictions where no tax benefit was provided and income in other jurisdictions where tax expense was recorded.

        Our effective income tax rate was 142% and 133% for the three and six months ended June 30, 2005, respectively, as compared to 23% and 72% for the same periods in 2004. Excluding the impact of foreign exchange losses of $9.2 million and $22.1 million, which did not provide a benefit for tax purposes, our effective income tax rate would have been 74% and 64% for the three and six months ended June 30, 2005, respectively. Tax expense above the U.S. statutory rate of 35% was primarily a result of losses in jurisdictions where no tax benefit was provided, and income earned in non-U.S. jurisdictions subject to incremental U.S. tax.

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

19.   Condensed Consolidating Financial Statements

        The following condensed consolidating financial statements present, in separate columns, financial information for the following: our company (on a parent only basis), with our investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis and the non-guarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and June 30, 2004. There are no contractual restrictions limiting transfers of cash from guarantor subsidiaries to us. Each of the Guarantors is 100% owned by us and has fully and unconditionally guaranteed the Senior Secured Notes on a joint and several basis. We have not presented separate financial statements and other disclosures for each of the Guarantors because we believe that such information is not material to investors.

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2005 (Dollars in Millions)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated Advanced Materials LLC
ASSETS
Current Assets:
Cash and cash equivalents	$31.1	$68.8	$11.4	$—	$111.3
Trade accounts receivable, net	0.3	52.0	175.1	—	227.4
Intercompany receivables	38.3	151.1	28.0	(216.9)	0.5
Inventories, net	—	56.1	141.0	(1.3)	195.8
Deferred income taxes	—	—	1.1	—	1.1
Other current assets	—	3.8	5.4	—	9.2

Total current assets	69.7	331.8	362.0	(218.2)	545.3
Property, plant and equipment, net	—	286.2	48.2	—	334.4
Investment in unconsolidated affiliates	425.0	46.8	0.1	(471.8)	0.1
Other intangible assets, net	(18.9)	19.5	0.1	—	0.7
Deferred income taxes	13.5	24.9	(5.3)	—	33.1
Other noncurrent assets	407.3	335.7	3.2	(727.6)	18.6

Total assets	$896.6	$1,044.9	$408.3	$(1,417.6)	$932.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$27.2	$63.0	$(0.1)	$90.1
Intercompany payables	38.1	66.5	117.8	(216.8)	5.6
Accrued liabilities	47.0	36.5	28.2	—	111.7
Deferred income taxes	5.2	0.8	0.1	—	6.1
Short-term debt	50.0	—	1.4	—	51.4

Total current liabilities	140.3	131.0	210.5	(216.9)	264.9
Long-term debt, net	514.3	388.6	123.6	(727.6)	298.9
Other noncurrent liabilities	6.5	105.3	18.2	—	130.0

Total liabilities	661.1	624.9	352.3	(944.5)	693.8

Minority Interest	—	—	—	2.9	2.9
Equity:
Member's equity	222.1	351.4	22.0	(373.4)	222.1
Retained earnings	31.6	73.6	32.9	(106.5)	31.6
Accumulated other comprehensive (loss) income	(18.2)	(5.0)	1.1	3.9	(18.2)

Total equity	235.5	420.0	56.0	(476.0)	235.5

Total liabilities and equity	$896.6	$1,044.9	$408.3	$(1,417.6)	$932.2

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF DECEMBER 31, 2004 (Dollars in Millions)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated Advanced Materials LLC
ASSETS
Current Assets:
Cash and cash equivalents	$4.6	$70.8	$18.4	$—	$93.8
Trade accounts receivable, net	—	52.9	182.1	0.1	235.1
Intercompany receivables	76.7	228.0	176.9	(481.6)	—
Inventories, net	—	47.1	133.4	(1.0)	179.5
Deferred income taxes	—	—	1.0	—	1.0
Other current assets	0.1	8.9	4.4	—	13.4

Total current assets	81.4	407.7	516.2	(482.5)	522.8
Property, plant and equipment, net	—	329.9	48.7	—	378.6
Investment in unconsolidated affiliates	416.4	29.4	0.1	(445.6)	0.3
Other intangible assets, net	(23.0)	23.6	0.1	—	0.7
Deferred income taxes	5.2	28.6	0.7	—	34.5
Other noncurrent assets	438.7	355.2	3.3	(780.8)	16.4

Total assets	$918.7	$1,174.4	$569.1	$(1,708.9)	$953.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$25.4	$53.9	$(0.1)	$79.2
Intercompany payables	33.6	146.9	304.5	(481.3)	3.7
Accrued liabilities	25.8	51.0	36.7	—	113.5
Deferred income taxes	5.3	1.0	—	—	6.3
Short-term debt	0.7	—	1.0	—	1.7

Total current liabilities	65.4	224.3	396.1	(481.4)	204.4
Long-term debt, net	597.7	420.6	111.3	(780.9)	348.7
Other noncurrent liabilities	—	123.7	18.5	—	142.2

Total liabilities	663.1	768.6	525.9	(1,262.3)	695.3

Minority Interest	—	—	—	2.4	2.4
Equity:
Members' equity	222.1	351.4	23.4	(374.8)	222.1
Retained earnings	38.9	54.0	19.7	(73.7)	38.9
Accumulated other comprehensive (loss) income	(5.4)	0.4	0.1	(0.5)	(5.4)

Total equity	255.6	405.8	43.2	(449.0)	255.6

Total liabilities and equity	$918.7	$1,174.4	$569.1	$(1,708.9)	$953.3

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2005 (Dollars in Millions)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated Advanced Materials LLC
Revenues:
Trade sales and services	$—	$73.0	$237.5	$—	$310.5
Intercompany sales	—	36.2	11.0	(47.2)	—

Revenue	—	109.2	248.5	(47.2)	310.5
Cost of goods sold	—	87.4	197.6	(47.0)	238.0

Gross profit	—	21.8	50.9	(0.2)	72.5
Expenses:
Selling, general and administrative	0.3	1.7	33.1	—	35.1
Research and development	—	7.5	0.8	—	8.3
Restructuring and plant closing credits, net	—	(0.6)	—	—	(0.6)
Other operating (income) expense	(5.7)	17.7	(2.7)	—	9.3

Total expenses	(5.4)	26.3	31.2	—	52.1

Operating income (loss)	5.4	(4.5)	19.7	(0.2)	20.4
Interest expense, net	(5.7)	(0.9)	(4.3)	—	(10.9)
Other income	—	0.2	0.4	—	0.6
Equity in earnings of unconsolidated affiliates	3.9	14.0	—	(17.9)	—

Income before income taxes and minority interest	3.6	8.8	15.8	(18.1)	10.1
Income tax (expense) benefit	(8.1)	0.5	(6.6)	(0.1)	(14.3)
Minority interest in subsidiaries' income	—	—	—	(0.3)	(0.3)

Net income	(4.5)	9.3	9.2	(18.5)	(4.5)

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2005 (Dollars in Millions)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated Advanced Materials LLC
Revenues:
Trade sales and services	$—	$144.3	$477.7	$—	$622.0
Intercompany sales	—	74.3	20.4	(94.7)	—

Revenue	—	218.6	498.1	(94.7)	622.0
Cost of goods sold	—	174.5	391.4	(94.4)	471.5

Gross profit	—	44.1	106.7	(0.3)	150.5
Expenses:
Selling, general and administrative	(0.1)	(7.9)	78.5	—	70.5
Research and development	—	15.4	1.6	—	17.0
Restructuring and plant closing credits, net	—	(0.6)	—	—	(0.6)
Other operating (income) expense	(5.6)	32.1	(4.3)	—	22.2

Total expenses	(5.7)	39.0	75.8	—	109.1

Operating income	5.7	5.1	30.9	(0.3)	41.4
Interest expense, net	(10.8)	(1.3)	(9.0)	—	(21.1)
Other income	—	0.2	0.4	—	0.6
Equity in earnings of unconsolidated affiliates	14.0	18.1	—	(32.1)	—

Income before income taxes and minority interest	8.9	22.1	22.3	(32.4)	20.9
Income tax expense	(16.2)	(2.5)	(9.0)	—	(27.7)
Minority interest in subsidiaries' income	—	—	—	(0.5)	(0.5)

Net (loss) income	(7.3)	19.6	13.3	(32.9)	(7.3)

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2004 (Dollars in Millions)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated Advanced Materials LLC
Revenues:
Trade sales and services	$—	$59.7	$227.9	$—	$287.6
Intercompany sales	—	36.1	8.5	(44.6)	—

Revenue	—	95.8	236.4	(44.6)	287.6
Cost of goods sold	—	74.4	190.7	(46.5)	218.6

Gross profit	—	21.4	45.7	1.9	69.0
Expenses:
Selling, general and administrative	2.4	(5.2)	40.0	(1.1)	36.1
Research and development	—	7.6	0.5	—	8.1
Other operating (income) expense	(0.8)	6.1	1.4	—	6.7

Total expenses	1.6	8.5	41.9	(1.1)	50.9

Operating (loss) income	(1.6)	12.9	3.8	3.0	18.1
Interest expense, net	(1.5)	(2.9)	(5.2)	(1.1)	(10.7)
Equity in earnings (losses) of unconsolidated affiliates	10.5	(5.1)	—	(5.4)	—

Income (loss) before income taxes and minority interest	7.4	4.9	(1.4)	(3.5)	7.4
Income tax (expense) benefit	(1.7)	0.9	(0.9)	—	(1.7)
Minority interest in subsidiaries' income	—	—	—	—	—

Net income (loss)	5.7	5.8	(2.3)	(3.5)	5.7

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2004 (Dollars in Millions)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated Advanced Materials LLC
Revenues:
Trade sales and services	$—	$119.0	$453.3	$—	$572.3
Intercompany sales	—	151.2	15.5	(166.7)	—

Revenue	—	270.2	468.8	(166.7)	572.3
Cost of goods sold	—	228.7	377.3	(171.0)	435.0

Gross profit	—	41.5	91.5	4.3	137.3
Expenses:
Selling, general and administrative	4.0	(9.0)	83.7	(1.1)	77.6
Research and development	—	15.7	1.1	—	16.8
Other operating (income) expense	(0.2)	5.0	0.9	0.1	5.8

Total expenses	3.8	11.7	85.7	(1.0)	100.2

Operating (loss) income	(3.8)	29.8	5.8	5.3	37.1
Interest expense, net	(3.7)	(8.4)	(7.8)	(1.0)	(20.9)
Equity in earnings (losses) of unconsolidated affiliates	14.7	(10.5)	—	(4.2)	—

Income (loss) before income taxes and minority interest	7.2	10.9	(2.0)	0.1	16.2
Income tax expense	(3.1)	(7.8)	(0.8)	—	(11.7)
Minority interest in subsidiaries' income	—	—	—	(0.4)	(0.4)

Net income (loss)	4.1	3.1	(2.8)	(0.3)	4.1

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2005 (Dollars in Millions)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated Advanced Materials LLC
Net cash provided by operating activities	$27.4	$0.5	$1.5	$—	$29.4
Investing activities:
Capital expenditures	—	(8.0)	(3.1)	—	(11.1)
Proceeds from sale of fixed assets	—	—	0.2	—	0.2
Other	—	1.7	—	(1.4)	0.3

Net cash used in investing activities	—	(6.3)	(2.9)	(1.4)	(10.6)

Financing activities:
(Decrease) increase in short-term debt, net	(0.7)	—	0.3	—	(0.4)
Net borrowings (repayments) of interco debt	—	3.7	(5.1)	1.4	—
Other	(0.2)	—	—	—	(0.2)

Net cash (used in) provided by financing activities	(0.9)	3.7	(4.8)	1.4	(0.6)

Effect of exchange rate changes on cash	—	—	(0.7)	—	(0.7)

Increase (decrease) in cash and cash equivalents	26.5	(2.1)	(6.9)	—	17.5
Cash and cash equivalents at beginning of period	4.6	70.8	18.4	—	93.8

Cash and cash equivalents at end of period	$31.1	$68.7	$11.5	$—	$111.3

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2004 (Dollars in Millions)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated Advanced Materials LLC
Net cash (used in) provided by operating activities	$(27.9)	$109.1	$(78.7)	$—	$2.5
Investing activities:
Capital expenditures	—	(3.8)	(0.5)	—	(4.3)
Proceeds from sale of assets	—	0.1	1.6	—	1.7
Other	—	—	0.1	—	0.1

Net cash (used in) provided by investing activities	—	(3.7)	1.2	—	(2.5)

Financing activities:
Decrease in short-term debt, net	—	—	(0.3)	—	(0.3)
Net borrowings (repayments) of intercompany debt	22.9	(94.4)	71.5	—	—

Net cash provided by (used in) financing activities	22.9	(94.4)	71.2	—	(0.3)

Effect of exchange rate changes on cash	—	(0.7)	(1.5)	—	(2.2)

(Decrease) increase in cash and cash equivalents	(5.0)	10.3	(7.8)	—	(2.5)
Cash and cash equivalents at beginning of period	9.8	45.8	17.6	—	73.2

Cash and cash equivalents at end of period	$4.8	$56.1	$9.8	$—	$70.7

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

Overview

        We are a leading global manufacturer and marketer of technologically advanced epoxy, acrylic and polyurethane-based polymer products. We focus on formulations and systems that are used to address customer-specific needs in a wide variety of specialized industrial and consumer applications. Our products are used either as replacements for traditional materials such as metal, wood, clay, glass, stone and ceramics, or in applications where traditional materials do not meet demanding engineering specifications. Our business is characterized by the breadth of our product offering, our expertise in complex chemistry, our long-standing relationships with our customers and our ability to develop and adapt our technology and our applications expertise for new markets and new applications. We operate 13 facilities in North America, Europe, Asia, South America and Africa. During the first quarter of 2005, we restructured our marketing organization, reducing our total market groups from five to three. We currently market over 6,000 products to more than 5,000 customers in the following market groups: Coatings, Construction and Adhesives; Power and Electronics; Design and Composites Engineering, as described below. Our operations have one reportable business segment.

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

Recent Developments

        On June 13, 2005, we issued a notice of a partial redemption to redeem $50 million aggregate principal amount of the Floating Rate Notes. On July 15, 2005, we completed the partial redemption and paid call premiums in the amount of $2.5 million. Following this redemption, we have $50 million aggregate principal amount outstanding of Floating Rate Notes.

Results of Operations

        The following sets forth the consolidated results of operations for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percent Change	2005	2004	Percent Change
Revenues	$310.5	$287.6	8%	$622.0	$572.3	9%
Cost of goods sold	238.0	218.6	9%	471.5	435.0	8%

Gross profit	72.5	69.0	5%	150.5	137.3	10%
Expenses:
Operating expenses	52.1	50.9	2%	109.1	100.2	9%

Operating income	20.4	18.1	13%	41.4	37.1	12%
Interest expense, net	(10.9)	(10.7)	2%	(21.1)	(20.9)	1%
Other income	0.6	—	NM	0.6	—	NM

Income before income taxes and minority interest	10.1	7.4	36%	20.9	16.2	29%
Income tax expense	(14.3)	(1.7)	741%	(27.7)	(11.7)	137%
Minority interests in subsidiaries' income	(0.3)	—	NM	(0.5)	(0.4)	25%

Net (loss) income	(4.5)	5.7	NM	(7.3)	4.1	NM
Interest expense, net	10.9	10.7	2%	21.1	20.9	1%
Income tax expense	14.3	1.7	741%	27.7	11.7	137%
Depreciation and amortization	11.7	13.6	(14)%	23.9	28.5	(16)%

EBITDA(1)	$32.4	$31.7	2%	$65.4	$65.2	—

        NM= Not Meaningful.

        Included in EBITDA are the following items of (income) expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Legal and contract settlement charges	$—	$0.4	$—	$2.2
Restructuring and plant closing credits, net	(0.6)	—	(0.6)	—

Total items of (income) expense included in EBITDA	$(0.6)	$0.4	$(0.6)	$2.2

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

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
EBITDA	$65.4	$65.2
Depreciation and amortization expense	(23.9)	(28.5)
Interest expense, net	(21.1)	(20.9)
Income tax expense	(27.7)	(11.7)

Net (loss) income	(7.3)	4.1
Depreciation and amortization expense	23.9	28.5
Non-cash interest expense	1.5	1.4
Deferred income taxes	12.0	17.9
Unrealized loss on foreign currency transactions	15.9	7.3
Other, net	1.1	(0.6)
Changes in operating assets and liabilities	(17.7)	(56.1)

Net cash provided by operating activities	$29.4	$2.5

Three months ended June 30, 2005 Compared to Three months ended June 30, 2004

        Revenues for the three months ended June 30, 2005 increased by $22.9 million, or 8%, to $310.5 million from $287.6 million, as compared to the same period in 2004, primarily attributable to a 13% increase in average selling prices, with sales volumes down 4%. Average selling prices were higher due to price increase initiatives in certain markets in response to improved demand and higher raw material costs. Our ongoing portfolio re-alignment activities resulted in higher sales volumes in some of our markets, which were more than offset by lower sales volumes of basic epoxy resins in the coatings and construction markets and reduced volumes of electronic laminates products in Power and Electronics. By market group, our revenues are as follows:

• CCA (Coatings, Construction and Adhesives)	$165.4 million, up $22.7 million or 16%
• P&E (Power and Electronics)	$62.1 million, down $11.9 million or 16%
• DCE (Design and Composite Engineering)	$83.0 million, up $12.1 million or 17%

        Gross profit for the three months ended June 30, 2005 increased by $3.5 million, or 5%, to $72.5 million from $69.0 million in the same period in 2004. The increase mainly resulted from stronger contribution margins in second quarter 2005. Margins improved on higher revenues, and improved product mix resulting from increased sales volumes of higher margin Adhesives, Power and Design and Composite Engineering applications, which more than offset higher raw material and manufacturing costs.

        Operating expenses for the three months ended June 30, 2005 remained relatively constant and increased by $1.2 million, or 2%, as compared to the same period in 2004.

        Income tax expense for the three months ended June 30, 2005 increased by $12.6 million, or 741%, to $14.3 million from $1.7 million in the same period in 2004. Increased income tax expense was primarily due to increases in pre-tax income. Substantially all of our non-U.S. operations are treated as branches of the Company for U.S. income tax purposes and are, therefore, subject to both U.S. and non-U.S. income tax. In addition, our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Tax expense increased significantly as a result of increased losses in jurisdictions where little or no tax benefit was provided and income in other jurisdictions where tax expense was recorded.

        Our effective income tax rate was 142% for the three months ended June 30, 2005 as compared to 23% for the same period in 2004. Excluding the impact of foreign exchange losses of $9.2 million, for which we received no tax benefit, our effective income tax rate would have been 74% for the three months ended June 30, 2005. Tax expense above the U.S. statutory rate of 35% was primarily a result of losses in jurisdictions where no tax benefit was provided and income earned in non-U.S. jurisdictions subject to incremental U.S. tax.

Six months ended June 30, 2005 Compared to Six months ended June 30, 2004

        Revenues for the six months ended June 30, 2005 increased by $49.7 million, or 9%, to $622.0 million from $572.3 million, as compared to the same period in 2004, primarily attributable to an 11% increase in average selling prices, with sales volumes down 2%. Average selling prices were higher due to price increase initiatives in certain markets in response to improved demand and higher raw material costs. Our ongoing portfolio re-alignment activities resulted in higher sales volumes in some of our markets, more than offset by lower sales volumes of basic epoxy resins in the coatings and construction markets and strongly reduced volumes of electronic laminates products in Power and Electronics. By market group, our revenues are as follows:

• CCA (Coatings, Construction and Adhesives)	$325.6 million, up $44.9 million or 16%
• P&E (Power and Electronics)	$126.8 million, down $20.1 million or 14%
• DCE (Design and Composite Engineering)	$169.6 million, up $24.9 million or 17%

        Gross profit for the six months ended June 30, 2005 increased by $13.2 million, or 10%, to $150.5 million from $137.3 million in the same period in 2004. The increase mainly resulted from stronger contribution margins in the 2005 period. Margins improved on higher revenues, and improved product mix resulting from increased sales volumes of higher margin Adhesives, Power and Design and Composite Engineering applications, which more than offset higher raw material and manufacturing costs.

        Operating expenses for the six months ended June 30, 2005 increased by $8.9 million, or 9%, as compared to the same period in 2004, $17.6 million as a result of foreign currency exchange losses, partially offset by our cost reduction initiatives.

        Income tax expense for the six months ended June 30, 2005 increased by $16.0 million, or 137%, to $27.7 million from $11.7 million in the same period in 2004. Increased income tax expense was primarily due to increases in pre-tax income. Substantially all of our non-U.S. operations are treated as branches of the Company for U.S. income tax purposes and are, therefore, subject to both U.S. and non-U.S. income tax. In addition, our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate. Tax expense increased significantly as a result of increased losses in jurisdictions where little or no tax benefit was provided and income in other jurisdictions where tax expense was recorded.

        Our effective income tax rate was 133% for the six months ended June 30, 2005 as compared to 72% for the same period in 2004. Excluding the impact of foreign exchange losses of $22.1 million, which did not provide a benefit for tax purposes, our effective income tax rate would have been 64% for the six months ended June 30, 2005. Tax expense above the U.S. statutory rate of 35% was primarily a result of losses in jurisdictions where no tax benefit was provided and income earned in non-U.S. jurisdictions is subject to incremental U.S. tax.

Liquidity and Capital Resources

Cash

        Net cash provided by operating activities for the six months ended June 30, 2005 was $29.4 million as compared to $2.5 million during the comparable period in 2004. The increase of $26.9 million in cash flow from operating activities during the 2005 period was primarily attributable to a net decrease in changes in operating assets and liabilities of $38.4 million and a favorable variance in adjustments to reconcile net income (loss) to net cash from operating activities attributed to unrealized loss on foreign currency transactions of $8.6 million, which was partially offset by a decrease in net income of $11.4 million and an unfavorable variance in deferred income taxes of $5.9 million.

        Net cash used in investing activities for the six months ended June 30, 2005 was $10.6 million as compared to $2.5 million used in investing activities during the comparable period in 2004. Capital expenditures increased $6.8 million from $4.3 million in the six months ended June 30, 2004 to $11.1 million in the comparable period in 2005 largely due to increased capital spending on projects associated with our restructuring activities.

        Net cash used in financing activities for the six months ended June 30, 2005 was $0.6 million as compared to $0.3 million during the comparable period in 2004.

Changes in Financial Condition

        The following information summarizes our working capital position as of June 30, 2005 and December 31, 2004 (dollars in millions):

	June 30, 2005	December 31, 2004	Difference	Percentage Change
Current assets:
Cash and cash equivalents	$111.3	$93.8	$17.5	19%
Accounts receivable, net	227.9	235.1	(7.2)	(3)%
Inventories, net	195.8	179.5	16.3	9%
Deferred income taxes	1.1	1.0	0.1	10%
Other current assets	9.2	13.4	(4.2)	(31)%

Total current assets	545.3	522.8	22.5	4%

Current liabilities:
Accounts payable	95.7	82.9	12.8	15%
Accrued liabilities	111.7	113.5	(1.8)	(2)%
Deferred income taxes	6.1	6.3	(0.2)	(3)%
Short-term debt	51.4	1.7	49.7	NM

Total current liabilities	264.9	204.4	60.5	30%

Working capital	$280.4	$318.4	$(38.0)	(12)%

NM = Not Meaningful.

        As of June 30, 2005, our working capital decreased by $38.0 million as a result of the net impact of the following significant changes:

  •
  The increase in cash and cash equivalents of $17.5 million was mainly due to matters identified in the Condensed Consolidated Statements of Cash Flows contained elsewhere in this report.

  •
  The decrease in accounts receivable, net of $7.2 million was largely attributable to improved accounts receivable collections management during the six months ended June 30, 2005.

  •
  The increase in inventories, net of $16.3 million was mainly due to increased raw material and energy costs, and higher inventories in certain locations in anticipation of our ongoing restructuring activities.

  •
  The increase in accounts payable of $12.8 million was mainly due to increased raw materials and energy costs.

  •
  The increase in short-term debt of $49.7 million was principally a result of the current classification of the $50 million of Floating Rate Notes partially redeemed on July 15, 2005.

Debt and Liquidity

  AdMat Revolving Credit Facility

        On June 30, 2003, we entered into the AdMat Revolving Credit Facility that provides up to $60 million of borrowings and is secured by a first lien on substantially all of our assets and those of certain of our subsidiaries. The collateral includes substantially all real property and equipment relating to our manufacturing plants located at Bergkamen, Germany; Monthey, Switzerland; McIntosh, Alabama; and Duxford, U.K. The collateral also includes intercompany notes of certain of our subsidiaries, and certain other assets, principally including inventory and accounts receivable. Our obligations under the AdMat Revolving Credit Facility have been initially guaranteed by all of our U.S. subsidiaries and certain of our non-U.S. subsidiaries (collectively, the "AdMat Guarantors"). The agent for the lenders under the AdMat Revolving Credit Facility and the trustee under the indenture governing the Senior Secured Notes are parties to an intercreditor agreement (the "AdMat Intercreditor Agreement").

        On June 17, 2005, we amended the AdMat Revolving Credit Facility. This amendment included, among other things, the extension of the facility's maturity date from June 30, 2007 to July 15, 2007, the reduction in interest rate margins and the elimination of pledges of capital stock in subsidiaries as collateral under the facility. Interest rates, at our option, are based upon either a eurocurrency rate (LIBOR) or a base rate (prime), plus an applicable spread. The applicable spreads vary based on a pricing grid. In the case of the eurocurrency-based loans, spreads range from 1.25% to 1.5% per annum, depending on whether specified conditions have been satisfied, and, in the case of base rate loans, from 0.25% to 0.5% per annum. As of June 30, 2005, we had no amounts drawn on the AdMat Revolving Credit Facility and had approximately $4.0 million of letters of credit issued and outstanding under the AdMat Revolving Credit Facility. The AdMat Revolving Credit Facility allows us to borrow up to $20 million secured by letters of credit; however, the $60 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding. There are no scheduled debt amortization payments on the AdMat Revolving Credit Facility prior to its maturity date.

        The agreement governing the AdMat Revolving Credit Facility contains customary financial covenants; covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments and affiliate transactions; change in control provisions; events of default provisions; and acceleration provisions. Management believes that we were in compliance with the covenants of the AdMat Revolving Credit Facility as of June 30, 2005.

  Senior Secured Notes

        In connection with the AdMat Transaction, on June 30, 2003, we issued $250 million of Fixed Rate Notes due 2010 and $100 million of Floating Rate Notes due 2008, (collectively, the "Senior Secured Notes"). The $250 million Fixed Rate Notes bear a per annum fixed rate of interest of 11%, and the Floating Rate Notes bear interest at a rate per annum equal to LIBOR plus 8.0%, subject to a floor with respect to LIBOR of 2.0%. As of June 30, 2005, the interest rate on the Floating Rate Notes was approximately 10.9%. Interest on the Floating Rate Notes resets semiannually. The $100 million Floating Rate Notes were issued with an original issue discount of 2.0%, or for $98 million. The $2 million discount is being amortized to interest expense over the term of the Floating Rate Notes. Interest is payable on the Senior Secured Notes semiannually on January 15 and July 15 of each year. The effective interest rate on the Floating Rate Notes was approximately 11.1% as of June 30, 2005.

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

        The Fixed Rate Notes are redeemable on or after July 15, 2007 at our option at a price declining ratably from 105.5% to 100.0% of par value by the year 2009. The Floating Rate Notes are redeemable on or after July 15, 2005 at our option at a price declining ratably from 105.0% to 100.0% of par value by the year 2007. On June 13, 2005, we issued a notice of partial redemption to redeem $50 million aggregate principal amount of the Floating Rate Notes. On July 15, 2005, we completed the partial redemption and paid call premiums in the amount of $2.5 million. Accordingly, we have classified the $50 million redemption amount as current in the balance sheet as of June 30, 2005. Following this redemption, we have $50 million aggregate principal amount outstanding on the Floating Rate Notes. At any time prior to July 15, 2007 for the Fixed Rate Notes and July 15, 2005 for the Floating Rate Notes, we may redeem all or part of such notes at 100% of their principal amount, plus a "make whole" premium, as defined in the indenture. In addition, at any time prior to July 15, 2006 for the Fixed Rate Notes and July 15, 2005 for the Floating Rate Notes, we may redeem up to 35% of the original aggregate principal amount of the Senior Secured Notes at a redemption price of 111% of the principal thereof with the net cash proceeds of one or more qualified equity offerings, subject to certain conditions and limitations. There are no scheduled debt amortization payments on the Senior Secured Notes until their maturity date.

        The indenture governing the Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also contains a change of control provision requiring us to offer to repurchase the Senior Secured Notes upon a change of control. Management believes that we were in compliance with the covenants of the indenture as of June 30, 2005.

  Short-Term and Long-Term Liquidity; Compliance with Covenants

        As of June 30, 2005, we had $167.3 million of cash and unused borrowing capacity, including $111.3 million of cash and $56.0 million in undrawn commitments on the AdMat Revolving Credit Facility. As noted above, on July 15, 2005, we used $52.5 million of our available cash to partially redeem $50 million aggregate principal amount of our Floating Rate Notes, including call premiums. We believe our current available liquidity, together with funds generated by our businesses, will be sufficient to meet the short-term and long-term needs of our businesses, including the funding of our operations and capital expenditures and the servicing of our debt obligations in the ordinary course. We believe that we are currently in compliance with the covenants contained in our credit agreements and the indentures governing our notes.

Off-Balance Sheet Arrangements

        We issue certain letters of credit and guarantees of certain short-term debt facilities and other obligations for some of our consolidated subsidiaries. The maximum exposure under these letters of credit and guarantees is approximately $4.0 million as of June 30, 2005. We do not expect any material amounts to be drawn on these instruments.

        Other than certain operating leases that are not material and the letter of credit arrangements noted above, all of which have been entered into in the normal course of business, we do not have any off-balance sheet financing arrangements such as synthetic leases or securitization agreements. As such, we believe that we are not materially exposed to any financing, liquidity, market or credit risk that may arise if we had engaged in such financing agreements.

Restructuring and Plant Closing Costs

        As of December 31, 2004, accrued restructuring and plant closing costs consisted of $33.0 million related to the restructuring programs implemented in association with the AdMat Transaction, the realignment and simplification of the commercial and technical organization and the closure of the Kaohsiung, Taiwan production facility.

        During the second quarter of 2005, we assessed the remaining restructuring reserves established in association with the AdMat Transaction and the 2004 initiatives described above and concluded that $5.3 million and $0.8 million respectively were no longer necessary. Accordingly, we reversed these restructuring reserves during the second quarter of 2005. The AdMat Transaction reserve reversal was recorded as a reduction to property, plant and equipment in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The reversal of the restructuring reserve for the other 2004 initiatives was recorded as a credit to earnings. Also during the second quarter of 2005, we recorded restructuring and plant closing charges of $0.2 million for relocation and other costs.

        During the six months ended June 30, 2005, activity in our restructuring reserves consisted of the following (dollars in millions):

	Workforce Reductions	Plant Closure Costs	Other	Total
Accrued liability as of January 1, 2005	$28.1	$1.1	$3.8	$33.0
Payments—AdMat Transaction opening balance sheet initiatives	(5.6)	(0.2)	(1.1)	(6.9)
Payments—2004 initiatives	(5.7)	—	(0.2)	(5.9)
Partial reversal of AdMat Transaction opening balance sheet liability	(3.7)	(0.8)	(0.8)	(5.3)
Partial reversal of 2004 initiative liability	(0.8)	—	—	(0.8)
2005 charges for 2005 initiatives	—	—	0.2	0.2
Impact of foreign currency translation	(1.2)	—	(0.4)	(1.6)

Accrued liability as of June 30, 2005	$11.1	$0.1	$1.5	$12.7

Capital Expenditures

        Capital expenditures for the six months ended June 30, 2005 were $11.1 million. We expect to spend approximately $37 million in 2005 on capital expenditures, including approximately $20 million in capital projects associated with our restructuring efforts.

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

  EHS Capital Expenditures

        We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2005 and 2004, our capital expenditures for EHS matters totaled $0.3 million and $0.5 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

        Our subsidiary Huntsman Advanced Materials (U.K.) Ltd appeared at a hearing before the Cambridge Magistrates Court in the U.K in July 2005 with regard to charges filed following an investigation by the U.K. Health and Safety Executive. The charges arose from alleged failures to follow applicable regulations for the management of asbestos contamination caused by construction activity at the Duxford, U.K. Advanced Materials facility between November 2002 and January 2003. Huntsman Advanced Materials (UK) Ltd was fined £20,000 ($36,000 at the June 30, 2005 exchange rate) for allegedly violating Section 2 of the Health and Safety at Work Act and £5,000 ($9,000) for allegedly violating Regulation 11 of the Construction (Design and Management) Regulations. We were also ordered to pay £8,500 ($15,000) towards prosecutions costs. All other charges were withdrawn and the penalty has been paid.

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

        Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater and surface water contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, we are aware that there is significant contamination, largely related to a landfill and lagoons, at our McIntosh, Alabama plant site. Further, soil and groundwater contamination have been identified at our plants in Duxford, U.K. and Monthey, Switzerland. Pursuant to certain agreements with respect to these sites, we expect that Ciba will have primary financial responsibility for such matters, although we may be required to contribute to the costs of remediation in certain instances, and we believe that Ciba has the intention and ability to honor these agreements. Based on available information and the indemnification rights we believe are likely to be available, we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our financial condition, results of operations or cash flows, and therefore we have made no accrual for such liabilities as of June 30, 2005. However, if such indemnities are unavailable or do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, and if such costs are material, then such expenditures may have a material adverse effect on our financial condition, results of operations or cash flows. At the current time, we are unable to estimate the full cost, exclusive of indemnification benefits, to remediate known contamination sites.

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

Recently Issued Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a replacement of FIN 46 (FIN 46R)

to clarify certain complexities. We adopted this financial interpretation on January 1, 2005. The adoption of the standard had no impact on the financial statements.

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

        In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share-based payments as previously provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees." We adopted SFAS No. 123R effective January 1, 2005, and have applied this standard prospectively to share-based awards issued to our employees in connection with Huntsman Corporation's initial public offering. In connection with Huntsman Corporation's initial public offering of common stock on February 16, 2005, certain of our employees received Huntsman Corporation stock options and restricted stock. Accordingly, we were allocated share-based compensation expense of $0.3 million and $0.4 million during the three and six months ended June 30, 2005 respectively. We did not have share-based awards prior to the awards issued in connection with Huntsman Corporation's initial public offering.

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

        In March 2005, the Emerging Issues Task Force issued a preliminary consensus on issue 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," that, if ratified by the FASB, would require companies to recognize an exchange of finished goods for raw materials or work-in-process within the same line of business at fair value. All other exchanges of inventory would be reflected at the recorded amount. We are evaluating the impact of this preliminary consensus to determine its impact on our results of operations.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change or unless specific transition provisions are proscribed in the accounting pronouncements. SFAS No. 154 does not change the accounting guidance for reporting a correction of an error in previously issued financial statements or a change in accounting estimate. SFAS No. 154 is effective for accounting changes and error corrections made after December 31, 2005. We will apply this standard prospectively.

Critical Accounting Policies

        There have been no changes in the six months ended June 30, 2005 with respect to our critical accounting policies as presented in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Registration Statement on Form S-4 filed with the SEC on April 5, 2005 (File No. 333-115344).

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

Currency Exchange Rates

        Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our sales prices are typically denominated in euros or U.S. dollars. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Short-term exposures to changing foreign currency exchange rates at certain foreign subsidiaries are generally netted where practicable with exposures of other subsidiaries and the remaining exposures that, from time to time, may be managed through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (with maturities of nine months or less) with various financial institutions, to reflect the currency denomination of our cash flows. We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2005, we had an outstanding forward foreign exchange contract, entered into on June 15, 2005, to sell €12 million and purchase $14.5 million on July 13, 2005.

        On June 1, 2005, we entered into a cross-currency interest rate swap. The cross-currency swap requires us to pay euros and receive U.S. dollars on the maturity date of July 15, 2007. The U.S. dollar notional amount is $31.3 million and bears interest at a fixed rate of 11.0%, payable semiannually on January 15 and July 15. The euro notional amount is €25.0 million and bears interest at a fixed rate of approximately 9.4%, payable semiannually on January 15 and July 15. The swap is not designated as a hedge for reporting purposes and is recorded at fair value. As of June 30, 2005, the fair value gain of $1.1 million was recorded in other noncurrent assets and as a decrease in other operating expenses for both the three and six months ended June 30, 2005.

        We finance certain of our non-U.S. subsidiaries with intercompany loans. In some cases, these loans are denominated in currencies other than the subsidiaries' functional currency. Foreign currency transaction gains and losses on intercompany loans that are expected to be repaid in the foreseeable future are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are not expected to be repaid in the foreseeable future ("Permanent Loans") are recorded in other comprehensive income. As a result of our review of certain of our intercompany loans in the first half of 2005, we have increased the amount of our Permanent Loans. We expect that this will result in less foreign currency transaction gains and losses reflected in earnings.

Interest Rates

        As of June 30, 2005, we had outstanding $250 million aggregate principal amount of 11% Fixed Rate Notes due 2010 and we have $100 million aggregate principal amount (issued with an original issue discount of 2%, or for $98 million) of Floating Rate Notes due 2008 that bear an annual interest rate equal to LIBOR plus 8%, with a LIBOR floor of 2%. The undrawn AdMat Revolving Credit Facility due in 2007 is subject to variable rates of interest based upon either a eurocurrency rate (LIBOR) or a base rate (prime), plus an applicable spread. As of June 30, 2005, except for the cross-currency interest rate swap discussed below, we had not entered into any interest rate agreements and we do not hedge our interest rate exposure in a manner that would eliminate the effects of changes in market interest rates on our cash flow and earnings. Prior to the July 15, 2005 partial redemption of $50 million of the Floating Rate Notes, assuming a 1.0% (100 basis points) increase in interest rates, the effect on the annual interest expense relative to the Floating Rate Notes would be an increase of approximately $1 million.

        On June 1, 2005, we entered into a cross-currency interest rate swap. The cross-currency swap requires us to pay euros and receive U.S. dollars on the maturity date of July 15, 2007. The U.S. dollar notional amount is $31.3 million and bears interest at a fixed rate of 11.0%, payable semiannually on January 15 and July 15. The euro notional amount is €25.0 million and bears interest at a fixed rate of approximately 9.4%, payable semiannually on January 15 and July 15. The swap is not designated as a hedge for reporting purposes and is recorded at fair value. As of June 30, 2005, the fair value gain of $1.1 million was recorded as in other noncurrent assets and as a decrease in other operating expenses for both the three and six months ended June 30, 2005.

        As of June 30, 2005, the estimated fair value of our consolidated debt was approximately $388.7 million, and the weighted average interest rate of our combined borrowings was approximately 10.9%.

Commodity Prices

        We do not hedge our commodity exposure in a manner that would entirely eliminate the effects of changes in commodity prices on our cash flows and earnings. At June 30, 2005, we had no outstanding forward purchase contracts. For further information regarding our financial and debt instruments, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt and Liquidity."

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        No changes to our internal control over financial reporting occurred during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Huntsman Corporation and its subsidiaries, including our Company, have engaged Ernst & Young LLP to assist management in its evaluation of our internal controls in preparation for the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our "internal control over financial reporting" that will be required when the SEC's rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2006 to be filed in the first quarter of 2007. We cannot give any assurance, however, that our internal controls will be effective when Section 404 becomes applicable to us. Ineffective internal controls could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Vantico concluded that certain of the products of its former Electronics division may have infringed patents owned by Taiyo and it entered into a license agreement in October 2001 with Taiyo to obtain the right to use the Taiyo patents. This license agreement required payment of approximately $4.2 million in back royalties and agreement to pay periodic royalties for future use. We believe that Ciba is liable under the indemnity provisions of certain agreements in connection with the leveraged buy out transaction in 2000 involving Ciba and Vantico for certain payments made under the license agreement and related costs and expenses, and we initiated an arbitration proceeding against Ciba. In July 2004, we entered into a settlement agreement with Ciba with respect to this matter. In general, the settlement agreement provided that Ciba would pay us $11.1 million in 2004. We received additional consideration in the form of modifications to certain operating agreements between us and Ciba. In August 2004, we received payment of the $11.1 million settlement.

        We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. See "Part I Financial Information, Item 1. Notes to Condensed Consolidated Financial Statements (Unaudited) Note 15 —Environmental, Health and Safety Matters" for a discussion of environmental proceedings.

ITEM 6.    EXHIBITS

10.1	First Amendment to Credit Agreement, dated as of June 17, 2005, among Huntsman Advanced Materials LLC, the financial institutions signatory thereto, including Deutsche Bank AG New York Branch, in their capacities as lenders thereunder, Deutsche Bank AG New York Branch, as administrative agent for the lenders, Deutsche Bank Securities Inc., as lead arranger, and UBS Securities LLC, as syndication agent (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Huntsman Advanced Materials LLC filed June 20, 2005)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2005

HUNTSMAN ADVANCED MATERIALS LLC
By:	/s/ J. KIMO ESPLIN J. Kimo Esplin Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
By:	/s/ L. RUSSELL HEALY L. Russell Healy Vice President and Controller (Authorized Signatory and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description
10.1
First Amendment to Credit Agreement, dated as of June 17, 2005, among Huntsman Advanced Materials LLC, the financial institutions signatory thereto, including Deutsche Bank AG New York Branch, in their capacities as lenders thereunder, Deutsche Bank AG New York Branch, as administrative agent for the lenders, Deutsche Bank Securities Inc., as lead arranger, and UBS Securities LLC, as syndication agent (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Huntsman Advanced Materials LLC filed June 20, 2005)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002