Form 10-Q
period 2005-09-30
Huntsman Advanced Materials LLC
filed 2005-11-14
CIK 1289518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-115344

HUNTSMAN ADVANCED MATERIALS LLC

(Exact name of registrant as specified in its charter)

Delaware	92-0194012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Huntsman Way

Salt Lake City, Utah 84108

(801) 584-5700

(Address of principal executive offices and telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

On November 14, 2005, 4,672,047 units of membership interest of the registrant were outstanding. There is no established trading market for the registrant’s units of membership interest. All of the registrant’s units of membership interest are held by affiliates.

HUNTSMAN ADVANCED MATERIALS LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
ITEM 1.	Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
Condensed Consolidated Statements of Members’ Equity (Unaudited)
Condensed Consolidated Statements of Cash Flows (Unaudited)
Notes to Condensed Consolidated Financial Statements (Unaudited)
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
ITEM 4.	Controls and Procedures
PART II	OTHER INFORMATION
ITEM 1.	Legal Proceedings
ITEM 6.	Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in Millions)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$51.0	$93.8
Trade accounts receivable (net of allowance for doubtful accounts of $8.0 and $7.3, respectively)	207.8	235.1
Inventories, net	194.6	179.5
Deferred income taxes	1.1	1.0
Other current assets	12.5	13.4
Total current assets	467.0	522.8
Property, plant and equipment, net	325.3	378.6
Deferred income taxes	36.4	34.5
Other noncurrent assets	17.3	17.4

Total assets	$846.0	$953.3
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$80.6	$79.2
Accounts payable to affiliates	4.3	3.7
Accrued liabilities	92.3	113.5
Deferred income taxes	6.1	6.3
Short-term debt	3.7	1.7
Total current liabilities	187.0	204.4
Long-term debt	274.8	348.7
Other noncurrent liabilities	134.4	142.2
Total liabilities	596.2	695.3
Commitments and contingencies (Notes 9 & 10)
Minority interest	2.9	2.4
Members’ equity:
Members’ equity, 4,672,047 units	222.1	222.1
Retained earnings	43.5	38.9
Accumulated other comprehensive loss	(18.7)	(5.4)
Total members’ equity	246.9	255.6
Total liabilities and members’ equity	$846.0	$953.3

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$289.5	$294.1	$911.5	$866.4
Cost of goods sold	219.0	227.9	690.5	662.9

Gross profit	70.5	66.2	221.0	203.5

Expenses:
Selling, general and administrative	33.2	36.2	103.7	113.8
Research and development	8.5	8.4	25.5	25.2
Restructuring and plant closing credits, net	—	—	(0.6)	—
Other operating expense (income)	1.2	(22.7)	23.4	(16.9)

Total expenses	42.9	21.9	152.0	122.1

Operating income	27.6	44.3	69.0	81.4

Interest expense, net	(10.5)	(10.5)	(31.6)	(31.4)
Other expense	(6.7)	—	(6.1)	—

Income before income taxes and minority interest	10.4	33.8	31.3	50.0

Income tax benefit (expense)	1.6	(36.4)	(26.1)	(48.1)
Minority interest in subsidiaries’ income	(0.1)	(0.6)	(0.6)	(1.0)

Net income (loss)	11.9	(3.2)	4.6	0.9

Other comprehensive loss	(0.5)	(3.6)	(13.3)	(5.7)

Comprehensive income (loss)	$11.4	$(6.8)	$(8.7)	$(4.8)

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY (UNAUDITED)

(Dollars and Units in Millions)

	Members’ Equity		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Units	Amount

Balance, December 31, 2004	4.7	$222.1	$38.9	$(5.4)	$255.6

Net income	—	—	4.6	—	4.6
Other comprehensive loss	—	—	—	(13.3)	(13.3)

Balance, September 30, 2005	4.7	$222.1	$43.5	$(18.7)	$246.9

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Millions)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Operating Activities:
Net income	$4.6	$0.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	35.3	40.9
Noncash interest expense	2.7	2.2
Unrealized loss (gain) on foreign currency transactions	14.8	(5.7)
Loss on early extinguishment of debt	6.7	—
Loss (gain) on sale of assets	0.2	(0.7)
Deferred income taxes	15.1	46.4
Minority interests in subsidiaries’ income	0.6	1.0
Other	1.9	(0.3)
Changes in operating assets and liabilities:
Accounts receivable, net	10.1	(31.3)
Inventories, net	(26.4)	(34.3)
Accounts payable	10.0	2.4
Other operating assets and liabilities	(23.6)	(28.7)
Net cash provided by (used in) operating activities	52.0	(7.2)
Investing Activities:
Capital expenditures	(15.4)	(7.3)
Proceeds from sale of assets	0.4	3.2
Other	0.3	0.4
Net cash used in investing activities	(14.7)	(3.7)
Financing Activities:
Decrease in short-term debt, net	(0.4)	(1.9)
Prepayment of long-term debt	(75.0)	—
Costs of early extinguishment of debt	(3.8)	—
Other	(0.3)	—
Net cash used in financing activities	(79.5)	(1.9)
Effect of exchange rate changes on cash	(0.6)	(0.3)
Decrease in cash and cash equivalents	(42.8)	(13.1)
Cash and cash equivalents at beginning of period	93.8	73.2
Cash and cash equivalents at end of period	$51.0	$60.1
Supplemental cash flow information:
Cash paid for interest	$39.9	$39.8
Cash paid for income taxes	$5.5	$2.4

See accompanying notes to unaudited condensed consolidated financial statements.

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      General

Description of Business

Huntsman Advanced Materials LLC (including its subsidiaries, unless the context otherwise requires, the “Company,” “our,” “us,” or “we”) is a leading global manufacturer and marketer of technologically advanced specialty chemicals used in a wide variety of industrial and consumer applications. We have 13 manufacturing facilities located around the world and employ over 2,000 associates. Our business is characterized by its breadth in product offering, our expertise in complex chemistry, our long-standing relationships with our customers and our ability to develop and adapt our technology and formulations for new markets and new applications. We are a leading producer of complex epoxy, acrylic and polyurethane-based formulations, epoxy resins, cross-linkers, matting and curing agents. We sell into a multitude of markets including: construction; engineering adhesives; electric power generation, transmission and distribution; consumer and industrial electronics; automotive; appliance; aerospace; wind power generation; and recreational sports and equipment markets.  We operate in one reportable business segment.

Company

We are a Delaware limited liability company, 90.3% of our membership interests are indirectly owned by Huntsman Corporation through Huntsman Advanced Materials Holdings LLC, a Delaware limited liability company (“AdMat Holdings”) and Huntsman Advanced Materials Investment LLC, a Delaware limited liability company (“AdMat Investment”) and the balance of the membership interests are held indirectly by third parties, including SISU Capital Limited (“SISU”), a private investment firm based in London, U.K.

On June 30, 2003, a predecessor of Huntsman Corporation, Huntsman Holdings, LLC (“Huntsman Holdings”) and other equity affiliates of Huntsman Holdings completed a restructuring and business combination involving Vantico Group S.A. (collectively with its subsidiaries, unless the context otherwise requires, “Vantico” or the “Predecessor Company”), whereby ownership of the equity of Vantico was transferred to us (the “AdMat Transaction”). We accounted for the AdMat Transaction as a purchase business combination.

Principles of Consolidation

Our consolidated financial statements include the accounts of our wholly-owned and majority-owned subsidiaries and any variable interest entities for which we are the primary beneficiary.

Interim Financial Statements

Our unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in management’s opinion, reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements for the year ended December 31, 2004 included in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 5, 2005 (File No. 333-115344).

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

2.                                      Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. Transfers to a qualifying special purpose entity are not subject to this interpretation. In December 2003, the FASB issued a replacement of FIN 46 (FIN 46R) to clarify certain complexities. We adopted this financial interpretation on January 1, 2005. The adoption of the standard had no impact on our consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs—an amendment of ARB No. 43.” SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The requirements of the standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are reviewing SFAS No. 151 to determine the statement’s impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this standard are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We will apply this standard prospectively.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share-based payments as previously provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We adopted SFAS No. 123R effective January 1, 2005, and have applied this standard prospectively to share-based awards issued to our employees in connection with Huntsman Corporation’s initial public offering. In connection with Huntsman Corporation’s initial public offering of common stock on February 16, 2005, certain of our employees received Huntsman Corporation stock options and restricted stock. Accordingly, we were allocated share-based compensation expense of $0.3 million and $0.7 million during the three and nine months ended September 30, 2005, respectively. We did not have share-based awards prior to the awards issued in connection with Huntsman Corporation’s initial public offering.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies the term conditional asset retirement obligation used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of December 2005. We are reviewing FIN 47 to determine its impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change or unless specific transition provisions are proscribed in the accounting pronouncements. SFAS No. 154 does not change the accounting guidance for reporting a correction of an error in previously issued financial statements or a change in accounting estimate. SFAS No. 154 is effective for accounting changes and error corrections made after December 31, 2005. We will apply this standard prospectively.

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” that requires companies to recognize an exchange of finished goods for raw materials or work-in-process within the same line of business at fair value. All other exchanges of inventory should be reflected at the recorded amount.  This consensus is effective for transactions completed after March 31, 2006.   We are evaluating the impact of this consensus to determine its impact on our results of operations.

3.                                      Inventories

Inventories consisted of the following (dollars in millions):

	September 30, 2005	December 31, 2004
Raw materials and supplies	$41.4	$34.6
Work in process	26.0	29.4
Finished goods	138.3	126.5
Total	205.7	190.5
Allowance for obsolete and slow moving inventories	(11.1)	(11.0)
Inventories, net	$194.6	$179.5

4.                                      Restructuring and Plant Closing Costs

As of December 31, 2004, accrued restructuring and plant closing costs consisted of $33.0 million related to the restructuring programs implemented in association with the AdMat Transaction, the realignment and simplification of our commercial and technical organization and the closure of our Kaohsiung, Taiwan production facility.

During the second quarter of 2005, we assessed the remaining restructuring reserves established in association with the AdMat Transaction and other 2004 initiatives and concluded that $5.3 million and $1.0 million, respectively, were no longer necessary. Accordingly, we reversed these restructuring reserves during the second quarter of 2005. The AdMat Transaction reserve reversal was recorded as a reduction to property, plant and equipment in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The reversal of the restructuring reserve for the other 2004 initiatives was recorded as a credit to earnings. Also during 2005, we recorded restructuring and plant closing charges of $0.4 million for relocation and other costs.

During the nine months ended September 30, 2005, activity in our restructuring reserves consisted of the following (dollars in millions):

	Workforce Reductions	Plant Closure Costs	Other	Total
Accrued liabilities as of January 1, 2005	$28.1	$1.1	$3.8	$33.0
2005 payments for AdMat Transaction opening balance sheet initiatives	(7.3)	(0.2)	(1.1)	(8.6)
2005 payments for 2004 initiatives	(6.3)	—	(0.4)	(6.7)
Partial reversal of AdMat Transaction opening balance sheet liability	(3.7)	(0.8)	(0.8)	(5.3)
Partial reversal of 2004 initiative liability	(1.0)	—	—	(1.0)
2005 charges for 2004 initiatives	—	—	0.4	0.4
Foreign currency effect on reserve balance	(1.2)	—	(0.5)	(1.7)
Accrued liabilities as of September 30, 2005	$8.6	$0.1	$1.4	$10.1

During the fourth quarter of 2005, we expect to initiate additional restructuring activities to consolidate our European research and development organizations and to incur additional restructuring and plant closing costs of approximately $3 million.

5.                                      Debt

Outstanding debt consisted of the following (dollars in millions):

	September 30, 2005	December 31, 2004
Debt:
AdMat Senior Secured Notes	$274.7	$348.6
Other debt	3.8	1.8
Total debt	278.5	350.4
Less short-term debt	(3.7)	(1.7)

Total long-term debt	$274.8	$348.7

Revolving Credit Facility

Our revolving credit facility (the “AdMat Revolving Credit Facility”) provides up to $60 million of borrowings and is secured by a first lien on substantially all of our assets and those of certain of our subsidiaries. The collateral includes substantially all real property and equipment relating to our manufacturing plants located at Bergkamen, Germany; Monthey, Switzerland; McIntosh, Alabama; and Duxford, U.K. The collateral also includes intercompany notes of certain of our subsidiaries, and certain other assets, principally including inventory and accounts receivable. Our obligations under the AdMat Revolving Credit Facility have been initially guaranteed by all of our U.S. subsidiaries and certain of our non-U.S. subsidiaries (collectively, the “AdMat Guarantors”). The agent for the lenders under the AdMat Revolving Credit Facility and the trustee under the indenture governing the Senior Secured Notes (as defined below) are parties to an intercreditor agreement (the “AdMat Intercreditor Agreement”).

On June 17, 2005, we amended the AdMat Revolving Credit Facility. This amendment included, among other things, the extension of the facility’s maturity date from June 30, 2007 to July 15, 2007, the reduction in interest rate margins and the elimination of pledges of capital stock in subsidiaries as collateral under the facility. Interest rates, at our option, are based upon either a eurocurrency rate (LIBOR) or a base rate (prime), plus an applicable spread. The applicable spreads vary based on a pricing grid. In the case of the eurocurrency-based loans, spreads range from 1.25% to 1.5% per annum, depending on whether specified conditions have been satisfied, and, in the case of base rate loans, from 0.25% to 0.5% per annum. As of September 30, 2005, we had no amounts drawn on the AdMat Revolving Credit Facility and had approximately $2.6 million of letters of credit issued and outstanding under the AdMat Revolving Credit Facility. The AdMat Revolving Credit Facility allows us to issue up to $20 million in letters of credit; however, the $60 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding. There are no scheduled debt amortization payments on the AdMat Revolving Credit Facility until its maturity date.

The agreement governing the AdMat Revolving Credit Facility contains customary financial covenants; covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments and affiliate transactions; change in control provisions; events of default provisions; and acceleration provisions.

Senior Secured Notes

As of September 30, 2005, we had outstanding $250 million of fixed rate notes due 2010 (“Fixed Rate Notes”) and $25 million of floating rate notes due 2008 ($100 million original aggregate principal amount) (“Floating Rate Notes,” and, collectively with the Fixed Rate Notes, the “Senior Secured Notes”). The $250 million Fixed Rate Notes bear a per annum fixed rate of interest of 11%, and the Floating Rate Notes bear interest at a rate per annum equal to LIBOR plus 8.0%, subject to a floor with respect to LIBOR of 2.0%. As of September 30, 2005, the interest rate on the Floating Rate Notes was approximately 11.8%. Interest on the Floating Rate Notes resets semiannually. The Floating Rate Notes were issued with an original issue discount of 2.0%. The discount is being amortized to interest expense over the term of the Floating Rate Notes. Interest is payable on the Senior Secured Notes semiannually on January 15 and July 15 of each year.

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

The Fixed Rate Notes are redeemable on or after July 15, 2007 at our option at a price declining ratably from 105.5% to 100.0% of par value by the year 2009. At any time prior to July 15, 2007 for the Fixed Rate Notes, we may redeem all or part of such notes at 100% of their principal amount, plus a “make whole” premium, as defined in the indenture. In addition, at any time prior to July 15, 2006 for the Fixed Rate Notes, we may redeem up to 35% of the original aggregate principal amount of such notes at a redemption price of 111% of the principal thereof with the net cash proceeds of one or more qualified equity offerings, subject to certain conditions and limitations. The Floating Rate Notes are currently redeemable at our option at a price declining ratably from 105.0% to 100.0% of par value by the year 2007. During the third quarter of 2005, we completed a partial redemption of $75 million in aggregate principal amount of Floating Rate Notes and paid call premiums in the amount of approximately $3.8 million. There are no scheduled debt amortization payments on the Senior Secured Notes until their maturity date.

The indenture governing the Senior Secured Notes contains covenants relating to the incurrence of debt and limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also contains a change of control provision requiring us to offer to repurchase the Senior Secured Notes upon a change of control.

Compliance with Covenants

Our management believes that we are in compliance with the covenants contained in the agreements governing the AdMat Revolving Credit Facility and the indentures governing our notes.

6.                                      Derivative Instruments and Hedging Activities

On June 1, 2005, we entered into a cross-currency interest rate swap. The cross-currency swap requires us to pay euros and receive U.S. dollars on the maturity date of July 15, 2007. The U.S. dollar notional amount is $31.3 million and bears interest at a fixed rate of 11.0%, payable semiannually on January 15 and July 15. The euro notional amount is €25.0 million and bears interest at a fixed rate of approximately 9.4%, payable semiannually on January 15 and July 15. As of September 30, 2005, the swap was not designated as a hedge for reporting purposes and was recorded at fair value. As of September 30, 2005, an asset of $1.0 million was recorded in other noncurrent assets, with a corresponding decrease in other operating expenses for the nine months ended September 30, 2005.

7.                                      Employee Benefit Plans

Components of the net periodic benefit costs for the three and nine months ended September 30, 2005 and 2004 were as follows (dollars in millions):

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Components of net periodic benefit cost
Service cost	$2.4	$2.1	$0.1	$0.1
Interest cost	4.1	3.4	0.2	0.2
Expected return on assets	(4.0)	(3.4)	—	—
Prior service cost amortization	(0.8)	—	—	—
Actuarial loss amortization	0.1	—	—	—
Net periodic benefit cost	$1.8	$2.1	$0.3	$0.3

	Defined Benefit Plans		Other Postretirement Benefit Plans
	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Components of net periodic benefit cost
Service cost	$8.6	$6.2	$0.3	$0.3
Interest cost	12.3	10.2	0.6	0.5
Expected return on assets	(12.0)	(10.1)	—	—
Prior service cost amortization	(2.4)	—	—	—
Actuarial loss amortization	0.3	—	—	—
Net periodic benefit cost	$6.8	$6.3	$0.9	$0.8

During the nine months ended September 30, 2005 and 2004, we made contributions to our pension plans of $14.2 million and $5.9 million, respectively.

During the fourth quarter of 2005, we expect to accelerate the date for actuarial measurement of our pension and postretirement benefit obligations from December 31 to November 30. We believe the one-month acceleration of the measurement date is a preferred change as it improves internal control procedures by allowing more time to review the completeness and accuracy of the actuarial benefit obligation measurements. The effect of the change in measurement date on the respective obligations and assets of the plans is not expected to have a material cumulative effect on annual expense or accrued benefit costs.

8.                                      Other Comprehensive Loss

The components of other comprehensive loss were as follows (dollars in millions):

	Accumulated other		Other comprehensive loss
	comprehensive loss		Three Months Ended		Nine Months Ended
	September 30, 2005	December 31, 2004	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Foreign currency translation adjustments, net of tax of $5.0 and $5.0 as of September 30, 2005 and December 31, 2004, respectively	$(17.3)	$(4.0)	$(0.5)	$(3.6)	$(13.3)	$(5.7)
Additional minimum pension liability, net of tax benefit of $0.3 and $0.3 as of September 30, 2005 and December 31, 2004, respectively	(1.4)	(1.4)	—	—	—	—
Total	$(18.7)	$(5.4)	$(0.5)	$(3.6)	$(13.3)	$(5.7)

Items of other comprehensive loss of our Company and our consolidated affiliates have been recorded net of tax, with the exception of the foreign currency translation adjustments related to subsidiaries with earnings permanently reinvested. The tax effect is determined based upon the jurisdiction where the income or loss was recognized and is net of valuation allowances that have been recorded.

9.                                      Commitments and Contingencies

Legal Matters

Vantico, a predecessor entity, concluded that certain of the products of its former Electronics division may have infringed patents owned by Taiyo and it entered into a license agreement in October 2001 with Taiyo to obtain the right to use the Taiyo patents. This license agreement required payment of approximately $4.2 million in back royalties and agreement to pay periodic royalties for future use. We believe that Ciba Specialty Chemicals Holdings Inc. (“Ciba”) is liable under the indemnity provisions of certain agreements in connection with the leveraged buy-out transaction in 2000 involving Ciba and Vantico for certain payments made under the license agreement and related costs and expenses, and we initiated an arbitration proceeding against Ciba. In July 2004, we entered into a settlement agreement with Ciba with respect to this matter. In general, the settlement agreement provided that Ciba would pay us

$11.1 million in 2004. We received additional consideration in the form of modifications to certain operating agreements between us and Ciba. In August 2004, we received payment of the $11.1 million settlement.

We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 10 “Environmental, Health and Safety Matters” for a discussion of environmental proceedings.

10.                               Environmental, Health and Safety Matters

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

Environmental, Health and Safety Systems

We are committed to achieving and maintaining compliance with all applicable environmental, health and safety (“EHS”) legal requirements, and we have developed policies and management systems that are intended to identify the multitude of EHS legal requirements applicable to our operations, enhance compliance with applicable legal requirements, ensure the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although EHS legal requirements are constantly changing and are frequently difficult to comply with, these EHS management systems are designed to assist us in our compliance goals while also fostering efficiency and improvement and minimizing overall risk to us.

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the nine months ended September 30, 2005 and 2004, our capital expenditures for EHS matters totaled $0.7 million and $0.8 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

By letter dated September 13, 2005, the Tamil Nadu Pollution Control Board (the “TNPCB”) issued an Order in follow-up to a Show Cause notice dated June 30, 2005, requiring a manufacturing facility of Petro Araldite Private Limited, one of our subsidiaries in Chennai, India, to close for one week and to submit an action plan and timeline to reduce chemical oxygen demand in its wastewater effluent.  The facility complied with the order and has submitted an action plan to the TNPCB, which has been accepted pending installation of assets to remedy the issue.  If the TNPCB believes the plan is insufficient, it has the power to take further enforcement action, including shutting down the facility for a longer period or permanently, initiating criminal sanctions or imposing fines.

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

Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater and surface water contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, we are aware that there is significant contamination, largely related to a landfill and lagoons, at our McIntosh, Alabama plant site. Further, soil and groundwater contamination have been identified at our plants in Duxford, U.K. and Monthey, Switzerland. Pursuant to certain agreements with respect to these sites, we expect that Ciba will have primary financial responsibility for such matters, although we may be required to contribute to the costs of remediation in certain instances, and we believe that Ciba has the intention and ability to honor these agreements. Based on available information and the indemnification rights we believe are likely to be available, we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our financial condition, results of operations or cash flows, and therefore we have made no accrual for such liabilities as of September 30, 2005. However, if such indemnities are unavailable or do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, and if such costs are material, then such expenditures may have a material adverse effect on our financial condition, results of operations or cash flows. At the current time, we are unable to estimate the full cost, exclusive of indemnification benefits, to remediate known contamination sites.

Regulatory Developments

Under the European Union (“EU”) Integrated Pollution Prevention and Control Directive (“IPPC”), EU member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, we have submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. We expect to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although we do not know with certainty what each IPPC permit will require, we believe, based upon our experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to our results of operations, financial position or liquidity.

In October 2003, the European Commission adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called “REACH” (Registration, Evaluation and Authorization of Chemicals), companies that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database. The REACH initiative, as proposed, would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require capital expenditures by us. As proposed, REACH would take effect in three primary stages over the eleven years following the final effective date (assuming final approval). The impacts of REACH on the chemical industry and on us are unclear at this time because the parameters of the program are still being actively debated.

11.                               Other Operating Expense (Income)

Other operating expense (income) consisted of the following (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Foreign exchange losses (gains)	$1.1	$(12.0)	$23.2	$(7.5)
Legal and contract settlements, net	—	(11.0)	—	(8.8)
Other, net	0.1	0.3	0.2	(0.6)
Total other operating expense (income)	$1.2	$(22.7)	$23.4	$(16.9)

12.                               Other Expense

Other expense consisted of the following (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Loss on early extinguishment of debt	$(6.7)	$—	$(6.7)	$—
Other, net	—	—	0.6	—
Total other expense	$(6.7)	$—	$(6.1)	$—

13.                               Income Taxes

Income tax (benefit) expense was $(1.6) million and $26.1 million for the three and nine months ended September 30, 2005, respectively, and was $36.4 million and $48.1 million for the three and nine months ended September 30, 2004, respectively.  Substantially all non-U.S. operations are treated as branches of our Company for U.S. income tax purposes and are, therefore, subject to both U.S. and non-U.S. income tax.  In addition, our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.  Tax expense was primarily a result of losses in jurisdictions where little or no tax benefit was provided and income in other jurisdictions where tax expense was recorded, as well as the recognition of tax benefits from releasing valuation allowances.

Our effective income tax rate was (15.4)% and 83.4% for the three and nine months ended September 30, 2005, respectively, as compared to 107.7% and 96.2% for the same periods in 2004.  Excluding the impact of foreign exchange losses of $1.1 million and $23.2 million, which did not provide a benefit for tax purposes, our effective income tax rate would have been (13.9)% and 47.9% for the three and nine months ended September 30, 2005, respectively.  Tax expense different than the U.S. statutory rate of 35% was significantly a result of income earned in non-U.S. jurisdictions subject to incremental U.S. tax, as well as the recognition of tax benefits from releasing valuation allowances.

We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized.  Valuation allowances have been established against the entire U.S. and a material portion of the non-U.S. deferred tax assets due to the uncertainty of realization.  Valuation allowances are reviewed each period on a tax jurisdiction by tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax asset.

14.                               Condensed Consolidating Financial Statements

The following condensed consolidating financial statements present, in separate columns, financial information for the following: our Company (on a parent only basis), with our investment in subsidiaries recorded under the equity method; the Guarantors on a combined, and where appropriate, consolidated basis and the non-guarantors on a combined, and where appropriate, consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and September 30, 2004. There are no contractual restrictions limiting transfers of cash from guarantor subsidiaries to us. Each of the Guarantors is 100% owned by us and has fully and unconditionally guaranteed the Senior Secured Notes on a joint and several basis.

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 30, 2005 (Dollars in Millions)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated Advanced Materials LLC
ASSETS
Current assets:
Cash and cash equivalents	$10.5	$22.7	$17.8	$—	$51.0
Trade accounts receivable, net	0.7	45.8	161.3	—	207.8
Intercompany receivables	(19.7)	160.4	23.9	(164.6)	—
Inventories, net	—	52.0	142.9	(0.3)	194.6
Deferred income taxes	—	—	1.1	—	1.1
Other current assets	0.1	6.3	6.1	—	12.5
Total current assets	(8.4)	287.2	353.1	(164.9)	467.0

Property, plant and equipment, net	—	277.2	48.1	—	325.3
Deferred income taxes	17.6	23.8	(5.0)	—	36.4
Other noncurrent assets	829.3	400.9	3.5	(1,216.4)	17.3
Total assets	$838.5	$989.1	$399.7	$(1,381.3)	$846.0
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$—	$25.1	$55.5	$—	$80.6
Accounts payable to affiliates	52.3	4.0	112.3	(164.3)	4.3
Accrued liabilities	29.5	32.9	29.9	—	92.3
Deferred income taxes	5.2	0.8	0.1	—	6.1
Short-term debt	1.5	—	2.2	—	3.7
Total current liabilities	88.5	62.8	200.0	(164.3)	187.0

Long-term debt	489.0	386.4	122.8	(723.4)	274.8
Other noncurrent liabilities	14.1	103.0	17.3	—	134.4
Total liabilities	$591.6	$552.2	$340.1	$(887.7)	$596.2

Minority interest	—	—	—	2.9	2.9

Members’ equity:
Members’ equity	222.1	351.4	22.0	(373.4)	222.1
Retained earnings	43.5	89.3	35.5	(124.8)	43.5
Accumulated other comprehensive (loss) income	(18.7)	(3.8)	2.1	1.7	(18.7)
Total members’ equity	246.9	436.9	59.6	(496.5)	246.9
Total liabilities and members’ equity	$838.5	$989.1	$399.7	$(1,381.3)	$846.0

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

AS OF DECEMBER 31, 2004 (Dollars in Millions)

	Parent Only	Guarantors	Non- Guarantors	Eliminations	Consolidated Advanced Materials LLC
ASSETS
Current assets:
Cash and cash equivalents	$4.6	$70.8	$18.4	$—	$93.8
Trade accounts receivable, net	—	52.9	182.1	0.1	235.1
Intercompany receivables	76.7	228.0	176.9	(481.6)	—
Inventories, net	—	47.1	133.4	(1.0)	179.5
Deferred income taxes	—	—	1.0	—	1.0
Other current assets	0.1	8.9	4.4	—	13.4
Total current assets	81.4	407.7	516.2	(482.5)	522.8
Property, plant and equipment, net	—	329.9	48.7	—	378.6
Deferred income taxes	5.2	28.6	0.7	—	34.5
Other noncurrent assets	832.1	408.2	3.5	(1,226.4)	17.4
Total assets	$918.7	$1,174.4	$569.1	$(1,708.9)	$953.3
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$—	$25.4	$53.9	$(0.1)	$79.2
Accounts payable to affiliates	33.6	146.9	304.5	(481.3)	3.7
Accrued liabilities	25.8	51.0	36.7	—	113.5
Deferred income taxes	5.3	1.0	—	—	6.3
Short-term debt	0.7	—	1.0	—	1.7
Total current liabilities	65.4	224.3	396.1	(481.4)	204.4
Long-term debt	597.7	420.6	111.3	(780.9)	348.7
Other noncurrent liabilities	—	123.7	18.5	—	142.2
Total liabilities	$663.1	$768.6	$525.9	$(1,262.3)	$695.3
Minority interest	—	—	—	2.4	2.4
Members’ equity:
Members’ equity	222.1	351.4	23.4	(374.8)	222.1
Retained earnings	38.9	54.0	19.7	(73.7)	38.9
Accumulated other comprehensive (loss) income	(5.4)	0.4	0.1	(0.5)	(5.4)
Total members’ equity	255.6	405.8	43.2	(449.0)	255.6
Total liabilities and members’ equity	$918.7	$1,174.4	$569.1	$(1,708.9)	$953.3

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS  (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2005 (Dollars in Millions)

					Consolidated
			Non-		Advanced
	Parent Only	Guarantors	Guarantors	Eliminations	Materials LLC

Revenues:
Trade sales and services	$—	$70.0	$219.5	$—	$289.5
Intercompany sales	—	32.1	7.3	(39.4)	—
Total revenues	—	102.1	226.8	(39.4)	289.5
Cost of goods sold	—	81.9	177.4	(40.3)	219.0
Gross profit	—	20.2	49.4	0.9	70.5

Expenses:
Selling, general and administrative	0.9	(10.1)	42.4	—	33.2
Research and development	—	7.6	0.9	—	8.5
Other operating (income) expense	(0.3)	2.2	(0.7)	—	1.2
Total expense (income)	0.6	(0.3)	42.6	—	42.9
Operating (loss) income	(0.6)	20.5	6.8	0.9	27.6

Interest expense, net	(4.0)	(1.0)	(5.5)	—	(10.5)
Equity in earnings (losses) of affiliates	19.9	(0.4)	—	(19.5)	—
Other expense	(6.7)	—	—	—	(6.7)

Income before income taxes and minority interest	8.6	19.1	1.3	(18.6)	10.4

Income tax benefit (expense)	3.3	(3.2)	1.5	—	1.6
Minority interest in subsidiaries’ income	—	—	—	(0.1)	(0.1)

Net income	$11.9	$15.9	$2.8	$(18.7)	$11.9

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2004 (Dollars in Millions)

					Consolidated
			Non-		Advanced
	Parent Only	Guarantors	Guarantors	Eliminations	Materials LLC

Revenues:
Trade sales and services	$—	$64.6	$229.5	$—	$294.1
Intercompany sales	—	31.5	7.3	(38.8)	—
Total revenues	—	96.1	236.8	(38.8)	294.1
Cost of goods sold	—	79.6	187.1	(38.8)	227.9
Gross profit	—	16.5	49.7	—	66.2

Expenses:
Selling, general and administrative	1.7	5.7	31.8	(3.0)	36.2
Research and development	—	7.9	0.5	—	8.4
Other operating expense (income)	0.5	(21.4)	(1.8)	—	(22.7)
Total expense (income)	2.2	(7.8)	30.5	(3.0)	21.9
Operating (loss) income	(2.2)	24.3	19.2	3.0	44.3

Interest expense, net	(2.1)	(0.7)	(4.7)	(3.0)	(10.5)
Equity in earnings of affiliates	23.5	6.4	—	(29.9)	—

Income (loss) before income taxes and minority interest	19.2	30.0	14.5	(29.9)	33.8

Income tax expense	(22.4)	(8.4)	(5.6)	—	(36.4)
Minority interest in subsidiaries’ income	—	—	—	(0.6)	(0.6)

Net (loss) income	$(3.2)	$21.6	$8.9	$(30.5)	$(3.2)

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2005 (Dollars in Millions)

					Consolidated
			Non-		Advanced
	Parent Only	Guarantors	Guarantors	Eliminations	Materials LLC

Revenues:
Trade sales and services	$—	$214.4	$697.1	$—	$911.5
Intercompany sales	—	106.4	27.8	(134.2)	—
Total revenues	—	320.8	724.9	(134.2)	911.5
Cost of goods sold	—	256.4	568.9	(134.8)	690.5
Gross profit	—	64.4	156.0	0.6	221.0

Expenses:
Selling, general and administrative	0.8	(17.9)	120.8	—	103.7
Research and development	—	23.0	2.5	—	25.5
Restrucuturing and plant closing credits, net	—	(0.6)	—	—	(0.6)
Other operating (income) expense	(5.9)	34.3	(5.0)	—	23.4
Total (income) expense	(5.1)	38.8	118.3	—	152.0
Operating income	5.1	25.6	37.7	0.6	69.0

Interest expense, net	(14.7)	(2.4)	(14.5)	—	(31.6)
Equity in earnings of affiliates	33.7	17.6	—	(51.3)	—
Other (expense) income	(6.7)	0.2	0.4	—	(6.1)

Income before income taxes and minority interest	17.4	41.0	23.6	(50.7)	31.3

Income tax expense	(12.8)	(5.7)	(7.6)	—	(26.1)
Minority interest in subsidiaries’ income	—	—	—	(0.6)	(0.6)

Net income	$4.6	$35.3	$16.0	$(51.3)	$4.6

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2004 (Dollars in Millions)

					Consolidated
			Non-		Advanced
	Parent Only	Guarantors	Guarantors	Eliminations	Materials LLC

Revenues:
Trade sales and services	$—	$183.6	$682.8	$—	$866.4
Intercompany sales	—	182.6	22.9	(205.5)	—
Total revenues	—	366.2	705.7	(205.5)	866.4
Cost of goods sold	—	308.3	564.7	(210.1)	662.9
Gross profit	—	57.9	141.0	4.6	203.5

Expenses:
Selling, general and administrative	5.7	(3.3)	115.5	(4.1)	113.8
Research and development	—	23.6	1.6	—	25.2
Other operating expense (income)	0.3	(16.3)	(0.9)	—	(16.9)
Total expense	6.0	4.0	116.2	(4.1)	122.1
Operating (loss) income	(6.0)	53.9	24.8	8.7	81.4

Interest (expense) income, net	(5.8)	(9.1)	(12.4)	(4.1)	(31.4)
Equity in earnings (losses) of affiliates	38.2	(4.1)	—	(34.1)	—

Income (loss) before income taxes and minority interest	26.4	40.7	12.4	(29.5)	50.0

Income tax expense	(25.5)	(16.2)	(6.4)	—	(48.1)
Minority interest in subsidiaries’ income	—	—	—	(1.0)	(1.0)

Net income (loss)	$0.9	$24.5	$6.0	$(30.5)	$0.9

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2005 (Dollars in Millions)

					Consolidated
			Non-		Advanced
	Parent Only	Guarantors	Guarantors	Elimination	Materials LLC

Net cash provided by (used in) operating activities	$86.3	$(42.2)	$7.9	$—	$52.0

Investing activities:
Capital expenditures	—	(11.5)	(3.9)	—	(15.4)
Proceeds from sale of assets	—	—	0.4	—	0.4
Other assets	—	1.7	—	(1.4)	0.3

Net cash used in investing activities	—	(9.8)	(3.5)	(1.4)	(14.7)

Financing activities:
(Decrease) increase in short-term debt, net	(1.3)	—	0.9	—	(0.4)
Prepayment of long-term debt	(75.0)	—	—	—	(75.0)
Costs of early extinguishment of debt	(3.8)	—	—	—	(3.8)
Net borrowings (repayments) of intercompany debt	—	3.9	(5.3)	1.4	—
Other	(0.3)	—	—	—	(0.3)

Net cash (used in) provided by financing activities	(80.4)	3.9	(4.4)	1.4	(79.5)

Effect of exchange rate changes on cash	—	—	(0.6)	—	(0.6)

Increase (decrease) in cash and cash equivalents	5.9	(48.1)	(0.6)	—	(42.8)
Cash and cash equivalents at beginning of period	4.6	70.8	18.4	—	93.8

Cash and cash equivalents at end of period	$10.5	$22.7	$17.8	$—	$51.0

HUNTSMAN ADVANCED MATERIALS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2004 (Dollars in Millions)

				Consolidated
			Non-	Advanced
	Parent Only	Guarantors	Guarantors	Materials LLC

Net cash (used in) provided by operating activities	$(24.1)	$93.7	$(76.8)	$(7.2)

Investing activities:
Capital expenditures	—	(6.4)	(0.9)	(7.3)
Proceeds from sale of assets	—	0.8	2.4	3.2
Other assets	—	—	0.4	0.4

Net cash (used in) provided by investing activities	—	(5.6)	1.9	(3.7)

Financing activities:
Decrease in short-term debt, net	(0.4)	—	(1.5)	(1.9)
Net borrowings (repayments) of intercompany debt	21.0	(91.9)	70.9	—

Net cash provided by (used in) financing activities	20.6	(91.9)	69.4	(1.9)

Effect of exchange rate changes on cash	—	(0.1)	(0.2)	(0.3)

Decrease in cash and cash equivalents	(3.5)	(3.9)	(5.7)	(13.1)
Cash and cash equivalents at beginning of period	9.8	45.8	17.6	73.2

Cash and cash equivalents at end of period	$6.3	$41.9	$11.9	$60.1

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Some of the statements contained in this report are forward-looking in nature. In some cases, you can identify forward-looking statements by terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Some of the risks and uncertainties are discussed below in “—Cautionary Statement for Forward Looking Information” and elsewhere in this report.

Certain Defined Terms

For convenience in this report, the terms “Company,” “our,” “us” or “we” may be used to refer to Huntsman Advanced Materials LLC and, unless the context otherwise requires, its subsidiaries. In this report, “Vantico” or “Predecessor Company” refers to Vantico Group S.A. and, unless the context otherwise requires, its subsidiaries, and “Ciba” refers to Ciba Specialty Chemicals Holdings Inc.

Overview

We are a leading global manufacturer and marketer of technologically advanced epoxy, acrylic and polyurethane-based polymer products. We focus on formulations and systems that are used to address customer-specific needs in a wide variety of specialized industrial and consumer applications. Our products are used either as replacements for traditional materials such as metal, wood, clay, glass, stone and ceramics, or in applications where traditional materials do not meet demanding engineering specifications. Our business is characterized by the breadth of our product offering, our expertise in complex chemistry, our long-standing relationships with our customers and our ability to develop and adapt our technology and our applications expertise for new markets and new applications. We operate 13 manufacturing facilities located around the world. During the first quarter of 2005, we restructured our marketing organization, reducing our total market groups from five to three. We currently market over 6,000 products to more than 5,000 customers in the following market groups: Coatings, Construction and Adhesives; Power and Electronics; Design and Composites Engineering, as described below. Our operations have one reportable business segment.

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

Results of Operations

The following sets forth the consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 (dollars in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percent Change	2005	2004	Percent Change

Revenues	$289.5	$294.1	(2)%	$911.5	$866.4	5%
Cost of goods sold	219.0	227.9	(4)%	690.5	662.9	4%

Gross profit	70.5	66.2	6%	221.0	203.5	9%

Expenses:
Operating expenses	42.9	21.9	96%	152.0	122.1	24%

Operating income	27.6	44.3	(38)%	69.0	81.4	(15)%

Interest expense, net	(10.5)	(10.5)	—	(31.6)	(31.4)	1%
Other expense	(6.7)	—	NM	(6.1)	—	NM

Income before income taxes and minority interest	10.4	33.8	(69)%	31.3	50.0	(37)%

Income tax benefit (expense)	1.6	(36.4)	NM	(26.1)	(48.1)	(46)%
Minority interests in subsidiaries’ income	(0.1)	(0.6)	(83)%	(0.6)	(1.0)	(40)%

Net income (loss)	11.9	(3.2)	NM	4.6	0.9	411%

Interest expense, net	10.5	10.5	—	31.6	31.4	1%
Income tax (benefit) expense	(1.6)	36.4	NM	26.1	48.1	(46)%
Depreciation and amortization	11.5	12.4	(7)%	35.3	40.9	(14)%

EBITDA (1)	$32.3	$56.1	(42)%	$97.6	$121.3	(20)%

NM= Not Meaningful.

Included in EBITDA are the following items of expense (income) (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Loss on early extinguishment of debt	$6.7	$—	$6.7	$—
Legal and contract settlements, net	—	(11.0)	—	(8.8)
Restructuring and plant closing credits, net	—	—	(0.6)	—

Total	$6.7	$(11.0)	$6.1	$(8.8)

(1)                                  EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We believe that EBITDA enhances an investor’s understanding of our financial performance and our ability to satisfy principal and interest obligations with respect to our indebtedness. However, EBITDA should not be considered in isolation or viewed as a substitute for net income, cash flow from operations or other measures of performance as defined by generally accepted accounting principles in the U.S. (“GAAP”). Moreover, EBITDA as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Our management uses EBITDA to assess financial performance and debt service capabilities. In assessing financial performance, our management reviews EBITDA as a general indicator of economic performance compared to prior periods. Because EBITDA excludes interest, income taxes, depreciation and amortization, EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation and amortization. Accordingly, our management believes this type of measurement is useful for comparing general operating performance from period to period and making certain related management decisions. EBITDA is also used by securities analysts, lenders and others in their evaluation of different companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be highly dependent on a company’s capital structure, debt levels and credit ratings. Therefore, the impact of interest expense on earnings can vary significantly among companies. In addition, the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. As a result, effective tax rates and tax expense can vary considerably among companies. Finally, companies employ productive assets of different ages and utilize different methods of acquiring and depreciating such assets. This can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. Our management also believes that our investors use EBITDA as a measure of our ability to service indebtedness as well as to fund capital expenditures and working capital requirements. Nevertheless, our management recognizes that there are material limitations associated with the use of EBITDA in the evaluation of our Company as compared to net income, which reflects overall financial performance, including the effects of interest, income taxes, depreciation and amortization. EBITDA excludes interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes interest expense has material limitations. EBITDA also excludes taxes. Because the payment of taxes is a necessary element of our operations, any measure that excludes tax expense has material limitations. Finally, EBITDA excludes depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations. Our management compensates for the limitations of using EBITDA by using it to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Our management also uses other metrics to evaluate capital structure, tax planning and capital investment decisions. For example, our management uses credit ratings and net debt ratios to evaluate capital structure, effective tax rate by jurisdiction to evaluate tax planning, and payback period and internal rate of return to evaluate capital investments. Our management also uses trade working capital to evaluate its investment in accounts receivable and inventory, net of accounts payable.

We believe that net income is the performance measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and that cash provided by (used in) operating activities is the liquidity measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles EBITDA to our net income and to our cash provided by (used in) operating activities:

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
EBITDA	$97.6	$121.3
Depreciation and amortization expense	(35.3)	(40.9)
Interest expense, net	(31.6)	(31.4)
Income tax expense	(26.1)	(48.1)
Net income	4.6	0.9

Depreciation and amortization expense	35.3	40.9
Noncash interest expense	2.7	2.2
Deferred income taxes	15.1	46.4
Loss on early extinguishment of debt	6.7	—
Unrealized loss (gain) on foreign currency transactions	14.8	(5.7)
Other, net	2.7	—
Changes in operating assets and liabilities	(29.9)	(91.9)

Net cash provided by (used in) operating activities	$52.0	$(7.2)

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Revenues for the three months ended September 30, 2005 decreased by $4.6 million, or 2%, to $289.5 million from $294.1 million, as compared to the same period in 2004, primarily attributable to an 11% decrease in sales volumes, partially offset by a 10% increase in average selling prices. Our ongoing portfolio re-alignment activities resulted in higher sales volumes in some of our markets, which were more than offset by lower sales volumes of basic epoxy resins in the coatings, construction and adhesives markets and reduced volumes of electronic laminates products. Average selling prices were higher due to price increase initiatives in certain markets in response to higher raw material costs, and due to a better product mix. By market group, our revenues were as follows:

• CCA (Coatings, Construction and Adhesives)	$155.4 million, up $5.3 million or 3.5%
• P&E (Power and Electronics)	$59.2 million, down $14.9 million or 20%
• DCE (Design and Composite Engineering)	$74.9 million, up $5.0 million or 7.2%

Gross profit for the three months ended September 30, 2005 increased by $4.3 million, or 6%, to $70.5 million from $66.2 million in the same period in 2004. The increase mainly resulted from stronger contribution margins in the third quarter of 2005. Margins improved on an improved product mix resulting from increased sales volumes of higher margin applications, and lower indirect costs which more than offset higher raw material costs.

Operating expenses for the three months ended September 30, 2005 increased by $21.0 million, or 96%, to $42.9 million from $21.9 million in the same period in 2004.  The increase resulted primarily from $13.1 million higher foreign currency transaction losses primarily related to intercompany financing and a decrease of $11.0 million in legal and contract settlement gains, partially offset by lower selling, general and administrative expenses resulting from our cost reduction initiatives.

Other expense for the three months ended September 30, 2005 included a loss on early extinguishment of debt of $6.7 million.

Income tax expense for the three months ended September 30, 2005 decreased by $38.0 million to a benefit of $1.6 million from expense of $36.4 million for the same period in 2004.  Decreased income tax expense was primarily due to decreases in pre-tax income, as well as the recognition of tax benefits from releasing valuation allowances.  Substantially all of our non-U.S. operations are treated as branches of our Company for U.S. income tax purposes and are, therefore, subject to both U.S. and non-U.S. income tax.  In addition, our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.

Our effective income tax rate was (15.4)% for the three months ended September 30, 2005 as compared to 107.7% for the same period in 2004.  Excluding the impact of foreign exchange losses of $1.1 million, for which we received no tax benefit, our effective income tax rate would have been (13.9)% for the three months ended September 30, 2005.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Revenues for the nine months ended September 30, 2005 increased by $45.1 million, or 5%, to $911.5 million from $866.4 million, as compared to the same period in 2004, primarily attributable to a 10% increase in average selling prices, with sales volumes down 5%. Average selling prices were higher due to price increase initiatives in certain markets in response to higher raw material costs and due to higher value product mix. Our ongoing portfolio re-alignment activities resulted in higher sales volumes in some of our markets, which were more than offset by lower sales volumes of basic epoxy resins in the coatings, construction and adhesives markets and reduced volumes of electronic laminates products. By market group, our revenues were as follows:

• CCA (Coatings, Construction and Adhesives)	$479.2 million, up $48.7 million or 11%
• P&E (Power and Electronics)	$186.9 million, down $33.7 million or 15%
• DCE (Design and Composite Engineering)	$245.4 million, up $30.1 million or 14%

Gross profit for the nine months ended September 30, 2005 increased by $17.5 million, or 9%, to $221.0 million from $203.5 million in the same period in 2004. The increase mainly resulted from stronger contribution margins in the 2005 period. Margins improved on higher revenues, improved product mix resulting from increased sales volumes of higher margin Adhesives, Power and Composite Engineering applications and reduced indirect costs, which more than offset higher raw material costs.

Operating expenses for the nine months ended September 30, 2005 increased by $29.9 million, or 24%, as compared to the same period in 2004, as a result of $30.7 million higher foreign currency transaction losses primarily related to an intercompany financing and a reduction of $8.8 million in legal and contract settlement gains, partially offset by savings from our cost reduction initiatives related to selling, general and administrative expenses.

Other expense for the nine months ended September 30, 2005 included a loss on early extinguishment of debt of $6.7 million.

Income tax expense for the nine months ended September 30, 2005 decreased by $22.0 million to $26.1 million from $48.1 million in the same period in 2004.  Decreased income tax expense was primarily due to decreases in pre-tax income, as well as the recognition of tax benefits from releasing valuation allowances.  Substantially all of our non-U.S. operations are treated as branches of our Company for U.S. income tax purposes and are, therefore, subject to both U.S. and non-U.S. income tax.  In addition, our tax obligations are affected by the mix of income and losses in the tax jurisdictions in which we operate.  Tax expense was significantly a result of losses in jurisdictions where little or no tax benefit was provided and income in other jurisdictions where tax expense was recorded.

Our effective income tax rate was 83.4% for the nine months ended September 30, 2005 as compared to 96.2% for the same period in 2004.  Excluding the impact of foreign exchange losses of $23.2 million, which did not provide a benefit for tax purposes, our effective income tax rate would have been 47.9% for the nine months ended September 30, 2005.  The effective tax rate of 47.9%, 12.9% above the U.S. statutory rate of 35%, was significantly a result of income earned in non-U.S. jurisdictions subject to incremental U.S. tax.

Liquidity and Capital Resources

Cash

Net cash provided by operating activities for the nine months ended September 30, 2005 was $52.0 million as compared to $7.2 million used in operations during the comparable period in 2004. The increase of $59.2 million in cash flow from operating activities during the 2005 period was primarily attributable to a net decrease in changes in operating assets and liabilities of $62.0 million and a favorable variance in adjustments to reconcile net income to net cash from operating activities attributed to unrealized loss on foreign currency transactions of $20.5 million, which were partially offset by an unfavorable variance in deferred income taxes of $31.3 million.

Net cash used in investing activities for the nine months ended September 30, 2005 was $14.7 million as compared to $3.7 million used in investing activities during the comparable period in 2004. Capital expenditures increased $8.1 million from $7.3 million in the nine months ended September 30, 2004 to $15.4 million in the comparable period in 2005 largely due to increased capital spending on projects associated with our restructuring activities.

Net cash used in financing activities for the nine months ended September 30, 2005 was $79.5 million as compared to $1.9 million during the comparable period in 2004.  The increase of $77.6 million in cash used in financing activities was primarily attributable to partial redemptions of $75.0 million of our Floating Rate Notes (as defined below), whereby we paid approximately $3.8 million in call premiums.

Changes in Financial Condition

The following information summarizes our working capital position as of September 30, 2005 and December 31, 2004 (dollars in millions):

	September 30,	December 31,		Percentage
	2005	2004	Difference	Change
Current assets:
Cash and cash equivalents	$51.0	$93.8	$(42.8)	(46)%
Trade accounts receivable, net	207.8	235.1	(27.3)	(12)%
Inventories, net	194.6	179.5	15.1	8%
Deferred income taxes	1.1	1.0	0.1	10%
Other current assets	12.5	13.4	(0.9)	(7)%
Total current assets	467.0	522.8	(55.8)	(11)%

Current liabilities:
Accounts payable	84.9	82.9	2.0	2%
Accrued liabilities	92.3	113.5	(21.2)	(19)%
Deferred income taxes	6.1	6.3	(0.2)	(3)%
Short-term debt	3.7	1.7	2.0	118%
Total current liabilities	187.0	204.4	(17.4)	(9)%

Working capital	$280.0	$318.4	$(38.4)	(12)%

As of September 30, 2005, our working capital decreased by $38.4 million as a result of the net impact of the following significant changes:

•                  The decrease in cash and cash equivalents of $42.8 million was due to matters identified in the Condensed Consolidated Statements of Cash Flows (unaudited) contained elsewhere in this report.

•                  The decrease in trade accounts receivable of $27.3 million was largely attributable to a decline in European currencies versus the U.S. dollar and improved accounts receivable collections management during the nine months ended September 30, 2005.

•                  The increase in inventories of $15.1 million was mainly due to increased raw material and energy costs, and higher inventories in certain locations due to seasonality, partially offset by a decline in European currencies versus the U.S. dollar.

•                  The decrease in accrued liabilities of $21.2 million was primarily due to a decrease in accrued restructuring and plant closing costs of $22.9 million and a decrease in accrued interest of $10.8 million, partially offset by an increase in current taxes payable of $8.7 million.

Debt and Liquidity

Revolving Credit Facility

Our revolving credit facility (the “AdMat Revolving Credit Facility”) provides up to $60 million of borrowings and is secured by a first lien on substantially all of our assets and those of certain of our subsidiaries. The collateral includes substantially all real property and equipment relating to our manufacturing plants located at Bergkamen, Germany; Monthey, Switzerland; McIntosh, Alabama; and Duxford, U.K. The collateral also includes intercompany notes of certain of our subsidiaries, and certain other assets, principally including inventory and accounts receivable. Our obligations under the AdMat Revolving Credit Facility have been initially guaranteed by all of our U.S. subsidiaries and certain of our non-U.S. subsidiaries (collectively, the “AdMat Guarantors”). The agent for the lenders under the AdMat Revolving Credit Facility and the trustee under the indenture governing the Senior Secured Notes (as defined below) are parties to an intercreditor agreement (the “AdMat Intercreditor Agreement”).

On June 17, 2005, we amended the AdMat Revolving Credit Facility. This amendment included, among other things, the extension of the facility’s maturity date from June 30, 2007 to July 15, 2007, the reduction in interest rate margins and the elimination of pledges of capital stock in subsidiaries as collateral under the facility. Interest rates, at our option, are based upon either a eurocurrency rate (LIBOR) or a base rate (prime), plus an applicable spread. The applicable spreads vary based on a pricing grid. In the case of the eurocurrency-based loans, spreads range from 1.25% to 1.5% per annum, depending on whether specified conditions have been satisfied, and, in the case of base rate loans, from 0.25% to 0.5% per annum. As of September 30, 2005, we had no amounts drawn on the AdMat Revolving Credit Facility and had approximately $2.6 million of letters of credit issued and outstanding under the AdMat Revolving Credit Facility. The AdMat Revolving Credit Facility allows us to issue up to $20 million in letters of credit; however, the $60 million revolving credit facility is reduced dollar-for-dollar by any letters of credit outstanding. There are no scheduled debt amortization payments on the AdMat Revolving Credit Facility until its maturity date.

The agreement governing the AdMat Revolving Credit Facility contains customary financial covenants; covenants relating to the incurrence of debt, the purchase and sale of assets, limitations on investments and affiliate transactions; change in control provisions; events of default provisions; and acceleration provisions.

Senior Secured Notes

We have outstanding $250 million of fixed rate notes due 2010 (“Fixed Rate Notes”) and $25 million of floating rate notes due 2008 ($100 million original aggregate principal amount) (“Floating Rate Notes,” and, collectively with the Fixed Rate Notes, the “Senior Secured Notes”). The $250 million Fixed Rate Notes bear a per annum fixed rate of interest of 11%, and the Floating Rate Notes bear interest at a rate per annum equal to LIBOR plus 8.0%, subject to a floor with respect to LIBOR of 2.0%. As of September 30, 2005, the interest rate on the Floating Rate Notes was approximately 11.8%. Interest on the Floating Rate Notes resets semiannually. The Floating Rate Notes were issued with an original issue discount of 2.0%. The discount is being amortized to interest expense over the term of the Floating Rate Notes. Interest is payable on the Senior Secured Notes semiannually on January 15 and July 15 of each year.

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

The Fixed Rate Notes are redeemable on or after July 15, 2007 at our option at a price declining ratably from 105.5% to 100.0% of par value by the year 2009. At any time prior to July 15, 2007 for the Fixed Rate Notes, we may redeem all or part of such notes at 100% of their principal amount, plus a “make whole” premium, as defined in the indenture. In addition, at any time prior to July 15, 2006 for the Fixed Rate Notes, we may redeem up to 35% of the original aggregate principal amount of such notes at a redemption price of 111% of the principal thereof with the net cash proceeds of one or more qualified equity offerings, subject to certain conditions and limitations. The Floating Rate Notes are currently redeemable at our option at a price declining ratably from 105.0% to 100.0% of par value by the year 2007. During the third quarter of 2005, we completed a partial redemption of $75 million in aggregate principal amount of Floating Rate Notes and paid call premiums in the amount of approximately $3.8 million. There are no scheduled debt amortization payments on the Senior Secured Notes until their maturity date.

The indenture governing the Senior Secured Notes contains covenants relating to the incurrence of debt, limitations on distributions, asset sales and affiliate transactions, among other things. The indenture also contains a change of control provision requiring us to offer to repurchase the Senior Secured Notes upon a change of control.

Short-Term and Long-Term Liquidity

As of September 30, 2005, we had $108.4 million of cash and unused borrowing capacity, including $51.0 million of cash and $57.4 million in undrawn commitments on the AdMat Revolving Credit Facility. During the third quarter we partially redeemed $75 million aggregate principal amount of our Floating Rate Notes and paid approximately $3.8 million in call premiums. We believe our current available liquidity, together with funds generated by our businesses, will be sufficient to meet the short-term and long-term needs of our businesses, including the funding of our operations and capital expenditures and the servicing of our debt obligations in the ordinary course.

Compliance with Covenants

Our management believes that we are in compliance with the covenants contained in the agreements governing the AdMat Revolving Credit Facility and the indentures governing our notes.

Off-Balance Sheet Arrangements

We issue certain letters of credit and guarantees of certain short-term debt facilities and other obligations for some of our consolidated subsidiaries. The maximum exposure under these letters of credit and guarantees is approximately $2.6 million as of September 30, 2005. We do not expect any material amounts to be drawn on these instruments.

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

Restructuring and Plant Closing Costs

As of December 31, 2004, accrued restructuring and plant closing costs consisted of $33.0 million related to the restructuring programs implemented in association with the AdMat Transaction, the realignment and simplification of our commercial and technical organization and the closure of our Kaohsiung, Taiwan production facility.

During the second quarter of 2005, we assessed the remaining restructuring reserves established in association with the AdMat Transaction and other 2004 initiatives and concluded that $5.3 million and $1.0 million, respectively, were no longer necessary. Accordingly, we reversed these restructuring reserves during the second quarter of 2005. The AdMat Transaction reserve reversal was recorded as a reduction to property, plant and equipment in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The reversal of the restructuring reserve for the other 2004 initiatives was recorded as a credit to earnings. Also during 2005, we recorded restructuring and plant closing charges of $0.4 million for relocation and other costs.

During the nine months ended September 30, 2005, activity in our restructuring reserves consisted of the following (dollars in millions):

	Workforce	Plant
	Reductions	Closure Costs	Other	Total
Accrued liabilities as of January 1, 2005	$28.1	$1.1	$3.8	$33.0
2005 payments for AdMat Transaction opening balance sheet initiatives	(7.3)	(0.2)	(1.1)	(8.6)
2005 payments for 2004 initiatives	(6.3)	—	(0.4)	(6.7)
Partial reversal of AdMat Transaction opening balance sheet liability	(3.7)	(0.8)	(0.8)	(5.3)
Partial reversal of 2004 initiative liability	(1.0)	—	—	(1.0)
2005 charges for 2004 initiatives	—	—	0.4	0.4
Foreign currency effect on reserve balance	(1.2)	—	(0.5)	(1.7)
Accrued liabilities as of September 30, 2005	$8.6	$0.1	$1.4	$10.1

During the fourth quarter of 2005, we expect to initiate additional restructuring activities to consolidate our European research and development organizations and to incur additional restructuring and plant closing costs of approximately $3 million.

Capital Expenditures

Capital expenditures for the nine months ended September 30, 2005 were $15.4 million. We expect to spend approximately $25 million in 2005 on capital expenditures, including approximately $13.2 million in capital projects associated with our restructuring efforts.

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

Environmental, Health and Safety Systems

We are committed to achieving and maintaining compliance with all applicable environmental, health and safety (“EHS”) legal requirements, and we have developed policies and management systems that are intended to identify the multitude of EHS legal requirements applicable to our operations, enhance compliance with applicable legal requirements, ensure the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. Although EHS legal requirements are constantly changing and are frequently difficult to comply with, these EHS management systems are designed to assist us in our compliance goals while also fostering efficiency and improvement and minimizing overall risk to us.

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the nine months ended September 30, 2005 and 2004, our capital expenditures for EHS matters totaled $0.7 million and $0.8 million, respectively. Since capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, we cannot provide assurance that our recent expenditures will be indicative of future amounts required under EHS laws.

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

By letter dated September 13, 2005, the Tamil Nadu Pollution Control Board (the “TNPCB”) issued an Order in follow-up to a Show Cause notice dated June 30, 2005, requiring a manufacturing facility of Petro Araldite Private Limited, one of our subsidiaries in Chennai, India, to close for one week and to submit an action plan and timeline to reduce chemical oxygen demand in its wastewater effluent.  The facility complied with the order and has submitted an action plan to the TNPCB, which has been accepted pending installation of assets to remedy the issue.  If the TNPCB believes the plan is insufficient, it has the power to take further enforcement action, including shutting down the facility for a longer period or permanently, initiating criminal sanctions or imposing fines.

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

Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater and surface water contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, we are aware that there is significant contamination, largely related to a landfill and lagoons, at our McIntosh, Alabama plant site. Further, soil and groundwater contamination have been identified at our plants in Duxford, U.K. and Monthey, Switzerland. Pursuant to certain agreements with respect to these sites, we expect that Ciba will have primary financial responsibility for such matters, although we may be required to contribute to the costs of remediation in certain instances, and we believe that Ciba has the intention and ability to honor these agreements. Based on available information and the indemnification rights we believe are likely to be available, we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our financial condition, results of operations or cash flows, and therefore we have made no accrual for such liabilities as of September 30, 2005. However, if such indemnities are unavailable or do not fully cover the costs of investigation and remediation or we are required to contribute to such costs, and if such costs are material, then such expenditures may have a material adverse effect on our financial condition, results of operations or cash flows. At the current time, we are unable to estimate the full cost, exclusive of indemnification benefits, to remediate known contamination sites.

Regulatory Developments

Under the European Union (“EU”) Integrated Pollution Prevention and Control Directive (“IPPC”), EU member governments are to adopt rules and implement a cross-media (air, water and waste) environmental permitting program for individual facilities. While the EU countries are at varying stages in their respective implementation of the IPPC permit program, we have submitted all necessary IPPC permit applications required to date, and in some cases received completed permits from the applicable government agency. We expect to submit all other IPPC applications and related documents on a timely basis as the various countries implement the IPPC permit program. Although we do not know with certainty what each IPPC permit will require, we believe, based upon our experience with the permits received to date, that the costs of compliance with the IPPC permit program will not be material to our results of operations, financial position or liquidity.

In October 2003, the European Commission adopted a proposal for a new EU regulatory framework for chemicals. Under this proposed new system called “REACH” (Registration, Evaluation and Authorization of Chemicals), companies that manufacture or import more than one ton of a chemical substance per year would be required to register such manufacture or import in a central database. The REACH initiative, as proposed, would require risk assessment of chemicals, preparations (e.g., soaps and paints) and articles (e.g., consumer products) before those materials could be manufactured or imported into EU countries. Where warranted by a risk assessment, hazardous substances would require authorizations for their use. This regulation could impose risk control strategies that would require capital expenditures by us. As proposed, REACH would take effect in three primary stages over the eleven years following the final effective date (assuming final approval). The impacts of REACH on the chemical industry and on us are unclear at this time because the parameters of the program are still being actively debated.

Recently Issued Accounting Pronouncements

See Note 2 “Recently Issued Accounting Pronouncements” to our Condensed Consolidated Financial Statements (unaudited) for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies

There have been no changes in the nine months ended September 30, 2005 with respect to our critical accounting policies as presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Registration Statement on Form S-4 filed with the SEC on April 5, 2005 (File No. 333-115344).

Cautionary Statement for Forward-Looking Information

Certain information set forth in this report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates,” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

All forward-looking statements, including without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

Currency Exchange Rates

Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our sales prices are typically denominated in euros or U.S. dollars. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Short-term exposures to changing foreign currency exchange rates at our subsidiaries are generally netted where practicable. Remaining exposures may be managed, from time to time, through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of nine months or less). We do not hedge our currency exposures in a manner that would entirely eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2005, our outstanding forward foreign exchange contracts were not material.

We finance certain of our non-U.S. subsidiaries with intercompany loans that are, in some cases, denominated in currencies other than the entities’ functional currency.  We attempt to manage the net foreign currency exposure created by this debt through various means, including cross-currency swaps, the designation of certain intercompany loans as Permanent Loans (as defined below) and the designation of debt and swaps as hedges.

On June 1, 2005, we entered into a cross-currency interest rate swap. The cross-currency swap requires us to pay euros and receive U.S. dollars on the maturity date of July 15, 2007. The U.S. dollar notional amount is $31.3 million and bears interest at a fixed rate of 11.0%, payable semiannually on January 15 and July 15. The euro notional amount is €25.0 million and bears interest at a fixed rate of approximately 9.4%, payable semiannually on January 15 and July 15. The swap is not designated as a hedge for reporting purposes and is recorded at fair value. As of September 30, 2005, an asset of $1.0 million was recorded in other noncurrent assets, with a corresponding decrease in other operating expenses for the nine months ended September 30, 2005.

Foreign currency transaction gains and losses on intercompany loans that are expected to be repaid in the foreseeable future are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are not expected to be repaid in the foreseeable future (as so designated by us, “Permanent Loans”) are recorded in other comprehensive income. From time to time, we review such designation of intercompany loans, and, during the nine months ended September 30, 2005, we have increased the amount of our Permanent Loans. We believe this will result in less volatility reported in foreign currency gains and losses reflected in earnings.

Interest Rates

As of September 30, 2005, we had outstanding $250 million aggregate principal amount of 11% Fixed Rate Notes due 2010 and we had $25 million aggregate principal amount (issued with an original issue discount of 2%) of Floating Rate Notes due 2008 that bear an annual interest rate equal to LIBOR plus 8%, with a LIBOR floor of 2%. The undrawn AdMat Revolving

Credit Facility due in 2007 is subject to variable rates of interest based upon either a eurocurrency rate (LIBOR) or a base rate (prime), plus an applicable spread. As of September 30, 2005, except for the cross-currency interest rate swap discussed above, we had not entered into any interest rate agreements and we do not hedge our interest rate exposure in a manner that would eliminate the effects of changes in market interest rates on our cash flow and earnings.  Assuming a 1.0% (100 basis points) increase in interest rates, the effect on the annual interest expense relative to the Floating Rate Notes would be an increase of approximately $0.3 million.

Commodity Prices

We do not hedge our commodity exposure in a manner that would entirely eliminate the effects of changes in commodity prices on our cash flows and earnings. At September 30, 2005, we had no outstanding forward purchase contracts.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Huntsman Corporation and its subsidiaries, including our Company, have engaged Ernst & Young LLP to assist management in its documentation and evaluation of our internal controls in preparation for the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our “internal control over financial reporting” that will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to Huntsman Corporation beginning with its Annual Report on Form 10-K for the year ending December 31, 2006 to be filed in the first quarter of 2007 and to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2007 to be filed in the first quarter of 2008. We cannot give any assurance, however, that our internal controls over financial reporting will be effective when Section 404 becomes applicable. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 9 “Commitments and Contingencies—Legal Matters” and Note 10 “Environmental, Health and Safety Matters” to our Condensed Consolidated Financial Statements (unaudited), which are incorporated herein by reference, for a discussion of legal proceedings.

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

Dated: November 14, 2005

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